Form 10-Q
period 1996-04-30
DAKOTA GROWERS PASTA CO
filed 1996-06-10
CIK 1004154

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended April 30, 1996

                                      OR

  / / Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from                 to

                              --------------------
                         COMMISSION FILE NUMBER 33-99834
                              --------------------

                          DAKOTA GROWERS PASTA COMPANY
             (Exact name of registrant as specified in its charter)

                                 NORTH DAKOTA
                       (State or other jurisdiction of
                        incorporation or organization)

                               ONE PASTA AVENUE
                           CARRINGTON, NORTH DAKOTA
                   (Address of principal executive offices)
                                  45-0423511
                     (IRS Employer Identification Number)

                                     58421
                                  (Zip Code)

                                (701) 652-2855
             (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,076 shares of membership stock, par value $125.00, and 4,904,034 shares of equity stock, par value $3.85, outstanding as of June 7, 1996.

FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                            CONDENSED BALANCE SHEETS

                                                     April 30,
                                                        1996     July 31,
                                                    (Unaudited)    1995
                                                    ----------- -----------
                                                        (000's omitted)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $           $   155
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $91,000 and $46,000 ..........................     5,819       3,470
   Inventories ....................................     7,008       6,687
   Prepaid expenses and sundry receivables ........       576         641
                                                    ----------- -----------
      Total current assets ........................    13,403      10,953

Property and equipment, less accumulated
   depreciation and amortization of $5,354,000 and
   $3,548,000 .....................................    34,169      35,147

Other assets ......................................     1,998       1,742
                                                    ----------- -----------
      Total assets ................................   $49,570     $47,842
                                                    =========== ===========

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $    71     $ 3,305
   Accounts payable ...............................     3,241       2,753
   Accrued liabilities ............................     1,443       2,495
                                                    ----------- -----------
      Total current liabilities ...................     4,755       8,553

Long-term debt, net of current portion ............    19,873      24,822
                                                    ----------- -----------
      Total liabilities ...........................    24,628      33,375
                                                    ----------- -----------
Redeemable preferred stock:
   Series A, 6%, $100 par value, issued 5,500
     shares in 1996 and 7,000 shares in 1995 ......       550         700
   Series B, 2% non-cumulative, $100 par value,
     issued 2,700 shares ..........................       270         270
                                                    ----------- -----------
      Total redeemable preferred stock ............       820         970
                                                    ----------- -----------
Members' investment:
   Membership stock, $125 par value, issued 1,076
     shares in 1996 and 979 shares in 1995 ........       134         122
   Equity stock, $3.85 par value, issued 4,904,034
     shares in 1996 and 3,116,026 shares in 1995 ..    18,881      11,997
   Additional paid in capital .....................     3,611         782
   Accumulated unallocated earnings ...............     1,496         596
                                                    ----------- -----------
      Total members' investment ...................    24,122      13,497
                                                    ----------- -----------
      Total liabilities and members' investment ...   $49,570     $47,842
                                                    =========== ===========

                          DAKOTA GROWERS PASTA COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1996        1995
                                                    ----------- -----------
Net revenues ......................................   $13,026     $ 9,538
Cost of product sold ..............................    11,138       8,552
                                                    ----------- -----------
      Gross proceeds ..............................     1,888         986

Marketing and general and administrative expenses .       480         284
                                                    ----------- -----------
      Operating proceeds ..........................     1,408         702

Other income (expense):
   Interest income ................................        20          10
   Other income ...................................        31
   Interest expense, net ..........................    (  490)     (  547)
                                                    ----------- -----------
Income before income taxes ........................       969         165

Income taxes expense ..............................         4      (   12)
                                                    ----------- -----------
Net income ........................................       965         177
Dividends on preferred stock ......................         8           7
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $   957     $   170
                                                    =========== ===========
Earnings per average equity share outstanding .....   $   .26     $   .06
                                                    =========== ===========

                          DAKOTA GROWERS PASTA COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1996        1995
                                                    ----------- -----------
Net revenues ......................................   $35,861     $30,144
Cost of product sold ..............................    31,180      26,599
                                                    ----------- -----------
      Gross proceeds ..............................     4,681       3,545

Marketing and general and administrative expenses .     1,208       1,066
                                                    ----------- -----------
      Operating proceeds ..........................     3,473       2,479

Other income (expense):
   Interest income ................................        26          31
   Other income ...................................        31
   Interest expense, net ..........................    (1,661)     (1,534)
                                                    ----------- -----------
Income before income taxes ........................     1,869         976

Income taxes expense ..............................         4      (   16)
                                                    ----------- -----------
Net income ........................................     1,865         992
Dividends on preferred stock ......................        30          29
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 1,835     $   963
                                                    =========== ===========
Earnings per average equity share outstanding .....   $   .55     $   .31
                                                    =========== ===========

                          DAKOTA GROWERS PASTA COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1996        1995
                                                    ----------- -----------
Cash flows from operating activities:
   Net income .....................................   $ 1,865     $   992
   Add (deduct) non-cash items:
     Depreciation and amortization ................     1,817       1,772
     Non-cash portion of patronage dividend .......    (  286)     (  261)
   Changes in assets and liabilities:
     Trade receivables ............................    (2,349)        132
     Inventories ..................................    (  321)     (2,198)
     Prepaid expenses and other assets ............        84         124
     Accounts payable .............................       488      (    9)
     Other accrued liabilities ....................    (1,052)     (  885)
                                                    ----------- -----------
      Net cash from (used in) operating activities        246      (  333)
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............    (  828)     (1,281)
   Investment in St. Paul Bank for Cooperatives ...                (  171)
                                                    ----------- -----------
      Net cash used in operating activities .......       246      (  333)
                                                    ----------- -----------
Cash flows from financing activities:
   Issuance of short-term debt ....................                 2,000
   Issuance of long-term debt .....................                   577
   Payments on long-term debt .....................    (8,183)     (  760)
   Preferred stock retired ........................    (  150)
   Dividends on preferred stock ...................    (   30)     (   29)
   Patronage distributions ........................    (  935)
   Membership stock issued ........................         2
   Membership stock retired .......................                (    3)
   Proceeds of stock offering, net of expenses ....     9,722
   Subscriptions forfeited ........................         1
                                                    ----------- -----------
      Net cash from financing activities ..........       246      (  333)
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................    (  155)
Cash and cash equivalents, beginning of period ....       155
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........   $           $
                                                    =========== ===========

                          DAKOTA GROWERS PASTA COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

   NOTE 1. Dakota Growers Pasta Company ("the Company" or "the Cooperative") is organized as a farmers' cooperative for purposes of manufacturing food for human consumption from durum and other grain products. Net proceeds are allocated to patrons who are members on the basis of their participation in the cooperative.

The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

   NOTE 2. The financial information included herein as at April 30, 1996, and for the three and nine months ended April 30, 1996 and 1995, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the condensed Balance Sheet at July 31, 1995, was derived from the Company's audited annual report for 1995. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

   NOTE 3. Inventories of $7,008,000 at April 30, 1996, include raw materials of $2,817,000 and finished goods of $4,191,000. At July 31, 1995, inventories of $6,687,000 included raw materials of $2,537,000 and finished goods of $4,150,000.

   NOTE 4. The Company's business is conducted on a cooperative basis. Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code. For the nine months ended April 30, 1996 and 1995, net income allocable to patronage business totalled $1,947,000 and $962,000, respectively. For the three months ended April 30, 1996, net income allocable to patronage business was $1,039,000 compared to $176,000 for the period ended in 1995.

   NOTE 5. The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The weighted average number of equity shares was 3,314,694 for the nine months ended April 30, 1996, 3,712,029 for the three months ended April 30, 1996, and 3,116,026 for the 1995 periods presented.

A patronage allocation of $935,000, $.308 per bushel, representing the allocation of 1995 fiscal earnings authorized by the Board of Directors in October 1995, was distributed November 3, 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

   The Company is a North Dakota agricultural cooperative and has 1,076 members at April 30, 1996. Membership in the Company is limited to agricultural producers whose operations are located within the states of North Dakota, Minnesota or Montana. The Company mills durum wheat into semolina, which is sold or used for the manufacture of the Company's pasta products.
The pasta products are then marketed and sold by the Company. The Company also sells by-products of the milling process.

   The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices.

QUARTER ENDED APRIL 30, 1996 COMPARED TO QUARTER ENDED APRIL 30, 1995

   Revenues increased by $3,488,000, or 37%. The increase was primarily volume driven, as overall pasta volumes sold increased 41% and flour and by-products volumes increased 31%. Retail sales volumes were up 58% over the same quarter last year, primarily due to the roll out of six significant new private label programs. Pricing in the retail segment remains competitive; the average prices were off 15% from last year's period. Volume increases were also experienced in the food service and ingredient segments, with a 21% improvement in food service sales and a 47% increase in ingredients. The increase in the food service segment was predominantly driven by greater sales to existing customers. While most of the larger ingredient customers had sales increases for the quarter, over half of the increase in this segment was the result of the addition of a new customer. As with the retail segment, a 7% decline in the average price in the ingredient segment reflects the competitive environment in this segment. A run up in the by-product markets, especially for mill feed, also had a positive impact on the quarter.

   Cost of product sold was up $2,586,000 due to a 29% increase in durum bushels ground and increased pasta production. These two items totalled over $2.0 million of the increase. The average cost of durum was up $.50 per bushel, accounting for most of the remaining change.

   Marketing and general and administrative expenses increased $196,000, primarily due to settling an insurance claim for less than previously anticipated.

   Interest expense decreased $57,000 due to a $4.9 million decline in average borrowings, the result of the temporary pay down of debt utilizing the proceeds of the stock offering.

   As a result of the above, net income increased 545% from $177,000 to $965,000.

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 30, 1995

   Revenues increased 19%, or $5,717,000, primarily as a result of higher sales volumes. Retail sales increased 28% over the same period last year, while food service and ingredient sales were up 16% and 14%, respectively. Sales of flour and by-products were up 29%. In the retail segment, the increased sales were the result of the roll out of six new significant private label accounts (three in the latter part of last fiscal year and three in fiscal year 1996), increased government bid sales and increased co-pack opportunities, partially offset by reduced sales to two major private label accounts. The food service increase was the result of the roll out of three new significant accounts in the latter part of fiscal year 1995 plus five additional account this year, together with increased sales to existing customers and increased government food service sales. Most of the ingredient increase resulted from a new customer added in April 1995, while several other large ingredient customers showed sales increases over the nine months ended last year. Overall, pasta sales volumes are up 20%; however, the impact of increased sales was partially offset by average prices which were lower than last year.

   Primarily as the result of a 22% increase in durum bushels ground and a $.48 per bushel increase in average durum expense, cost of product sold was up $4,581,000. Increased packaging, ingredient and freight costs attributable to the increased sales also contributed to the increase.

   Due to settling an insurance claim for less than previously anticipated and increased personnel costs, partially offset by reduced bad debt expense, marketing and general and administrative expenses increased by $142,000.

   Interest expense for the year has increased by $127,000 as the result of higher average interest rates, predominantly during the first quarter.

   As a result of the above, net income increased $873,000, or 88%, over last year.

                       LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended April 30, 1996, the Company received $9,725,000 net proceeds from its stock offering, and has used the proceeds for mill expansion expenditures and temporary debt reduction. This has decreased liabilities at April 30, 1995 from $33.4 million to $24.6 million, and has increased equity as a percentage of total capitalization from 37% to 56%. The Company anticipates re-issuing a portion of the debt in late 1996 upon the completion of planned capital expansion projects.

   For the nine months ended April 30, 1996, operations provided positive cash flow as earnings before depreciation more than offset the increase in trade receivables associated with greater sales.

   Purchases of property and equipment has totalled $828,000 for the period, $341,000 of which is for the mill expansion project scheduled for completion in late 1996. Additional projects are underway to enhance pasta production capabilities and improve packaging efficiencies. At this time, the Company anticipates spending an additional $5.6 million on these projects through the end of the calendar year, less than $750,000 of which will be spent in the fiscal year ended July 31, 1996.

   In April 1996, the Company renewed its loan agreement with the St. Paul Bank for Cooperatives. In addition to establishing the seasonal line of credit at $5,000,000, provisions were modified allowing for interest rate breaks and more flexibility as long as certain equity, working capital and cash flow ratios continue to be maintained. As of April 30, 1996, there were no borrowings outstanding against the seasonal line.

                                   Part II


Item 5.  Other Information

   The Board of Directors elected on April 18, 1996, to terminate the stock offering. A total of 81 membership shares and 1,788,008 equity shares were sold. The Company will file an amendment to de-register the remaining 419 membership shares and 281,992 equity shares.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        EXHIBIT
          NO.                         DESCRIPTION
        -------                       -----------
          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


   (b)  Reports on Form 8-K
        None

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Dakota Growers Pasta Company

Date:  June 7, 1996                       /s/   Timothy J. Dodd
       ------------                       ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  June 7, 1996                       /s/   Thomas P. Friezen
       ------------                       ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)

                                       9