Form 10-K
period 1996-07-31
DAKOTA GROWERS PASTA CO
filed 1996-10-29
CIK 1004154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-K

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the fiscal year ended July 31, 1996
                                      OR
  / / Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from                 to

                              --------------------
                         COMMISSION FILE NUMBER 33-99834
                              --------------------

                          DAKOTA GROWERS PASTA COMPANY
             (Exact name of registrant as specified in its charter)

              NORTH DAKOTA                          45-0423511
    (State or other jurisdiction of   (I.R.S. Employer Identification Number)
     incorporation or organization)

     ONE PASTA AVENUE, P.O. BOX 21
       CARRINGTON, ND 58421-0021                  (701) 652-2855
(Address of principal executive offices)  (Registrant's telephone number)

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  /X/   No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

     The number of shares outstanding of the issuer's classes of common stock was 1,084 shares of membership stock, par value $125.00, and 4,904,034 shares of equity stock, par value $3.85, outstanding as of October 17, 1996. As there is only a limited, private market for shares of the Registrant's stock and the Registrant does not obtain information regarding the transfer price in transactions between its members, the Registrant is not able to estimate the aggregate market value of the Registrant's shares held by non-affiliates.
                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-99834), declared effective on January 26, 1996.

                                     PART I

ITEM 1.   BUSINESS

Introduction -

     Dakota Growers Pasta Company is a North Dakota agricultural cooperative which was incorporated on December 16, 1991. The Company owns and operates integrated facilities at Carrington, North Dakota at which durum wheat provided by the Company's members is milled into durum flour and semolina, which are then used in subsequent production of a variety of pasta products. In addition to marketing its pasta products, the Company distributes semolina, first clear flour and by-products of the milling process, such as second clear flour and mill feed. The Company's facilities began full operations on January 1, 1994.

     With membership limited to agricultural producers, the Company has a total of 1,084 members whose operations are located in North Dakota, Minnesota or Montana. Each member of the Company must enter into a "Growers Agreement" with the Company. Under that agreement, subject to adjustment, the member is obligated to deliver one bushel of durum wheat to the Company during each processing year for each share of Equity Stock owned by that member, subject to a pro-rata downward adjustment depending on the production needs of the Company.

The Markets for Pasta and Durum Products -

Pasta

     American consumers have increased their consumption of pasta during the past ten years at a growth rate of between two and three percent per annum.
As a result, production of pasta products has also increased at a significant rate during the last decade. The Company expects the trends related to consumption and production of pasta to continue during the next few years.
The Company believes that the growth in domestic consumption of pasta products has occurred as a result of a variety of factors. Those factors include consumer perception of pasta as a "healthy" food, ease of preparation, low cost in comparison to other types of foods, and flexibility of pasta products as an ingredient in salads and entrees.

     Based upon information available in trade and industry sources and the Company's own analysis, the Company estimates that the demand for dry pasta in the United States approximates 4.5 billion pounds. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta and on-site preparation and use of pasta by restaurants and households.

     The domestic dry pasta market into which the Company sells its pasta products consists of four basic areas, each presenting different product and sales and distribution requirements. The applicable market areas and estimated size are "Retail (1.7 billion pounds)," "Ingredient (1.9 billion pounds)," "Foodservice (.4 billion pounds)," and "Government Bid (.5 billion pounds)."

     The retail area includes sales to supermarkets, warehouse clubs, discount stores, drug stores, and other consumer retail operations. Roughly 80% of the retail segment is represented by established national or regional pasta manufacturer brands, including imports; the remaining 20% of the retail portion of the market consists of retail sales under various private labels. The Company is focusing a substantial portion of its marketing efforts on private label sales.

     Ingredient customers use dry pasta as an ingredient or component in a further-processed or combination food product, such as dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. Roughly three quarters of the dry pasta used in the ingredient market is believed to be manufactured by end-product marketers for use in their own products; therefore, the Company is focusing its marketing efforts on those companies that do not also manufacture
the dry pasta ingredient for their end-products.   This portion of the
ingredient market segment represents approximately 500 million pounds of dry pasta.

     The foodservice area consists of sales of dry pasta to food preparation operations such as restaurants, hotels, colleges and universities, elementary and secondary schools, airlines, in-plant and in-office cafeteria facilities and transportation services. Marketing dry pasta to this segment of the marketplace generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations.

     The Company believes that federal and state government bid opportunities for the delivery of dry pasta represent about 10% of the total domestic dry pasta market. The United States Department of Agriculture has approved the Company to bid on government contracts for pasta production.

     A portion of each end-user market segment is supplied under "co-pack" arrangements between pasta manufacturers. Those agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements. Opportunities for co-pack arrangements have decreased in recent periods due to the excess production capacity in the United States pasta production industry. As described below, the Company's business involves co-pack arrangements, although at a lower level than earlier in the Company's operational history.

Durum Products

     The semolina and durum wheat flour required by United States pasta manufacturers and for other uses is supplied by 15 to 17 domestic milling operations, which are expected to grind approximately 67 million bushels of durum wheat into over 3 billion pounds of semolina and durum wheat flour. The volume difference between estimated total domestic semolina and durum wheat flour demand and estimated total pasta demand is represented by (1) the use of wheat flour other than durum wheat in the production of pasta, (2) imported dry pasta, and (3) the shrinkage which occurs during the dry pasta manufacturing process.

     The Company markets its semolina and durum wheat flours in excess of its internal demand for pasta production to other pasta manufacturers. The Company believes that its relationship with its members provides a reliable and consistent source of supply of milling quality durum. With the expansion of it milling operations, scheduled for completion in late 1996, the Company anticipates having excess semolina and durum wheat flour available for several years until internal pasta production demand reaches the new capacity.
Changes in trade policies may affect these markets. See "Government Regulation, Trade Policies."

Products and Production -

     Pursuant to "Growers Agreements" with the Company, the Company's members are obligated to deliver durum wheat to the Company's mill in Carrington, North Dakota for use in the production of semolina which is then used by the Company to produce the Company's dry pasta products. In addition to the semolina, other products result from the overall durum wheat milling and blending process: granulars, first clear (higher grade) flour, second clear (lower grade) flour, semolina/durum wheat flour blends, and millfeed. Millfeed and most second clear flour is sold primarily for animal feed.

     Pasta production is basically a mixing, extrusion and drying process. Individual shapes are the result of extruding pasta "dough" through different dies. Consistent monitoring and control is a key element in this process.

Each pasta production line operates independently and produces either long or short good items, the difference being in the way they are conveyed through the drying operation. The long good items are conveyed while hanging on poles; the short good items are conveyed on screens. Both processes utilize continuous ultra high temperature dryers and coolers. The entire pasta production process is controlled by programmable logic controllers, which allows for all of the production lines to be operated and monitored by minimal staff.

     The finished dry pasta is packed to meet different market segment and customer requirements, ranging from macaroni and cheese dinners in 7 1/4 ounce boxes to dry pasta in containers ranging from 8 ounces to 2,000 pounds. The packaged product is conveyed through metal detectors, check weighers and automatic case packers.

     The pasta products manufactured by the Company consist of over 55 different shapes and are sold to customers in all market segments. In addition to the dry pasta produced by the Company, the Company purchases approximately 10 additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company's customers. Pasta products purchased from other manufacturers has historically represented less than 3% of the Company's total sales, with most such pasta products manufactured from semolina provided by the Company. Due to increasing demand for the Company's pasta products, the Company is expanding its pasta production capacity. It is anticipated this expansion project will be completed by July 1997. The Company anticipates an increase in the need to purchase pasta to meet growing demands during this expansion project.

     The cost of production of dry pasta is significantly impacted by changes in durum wheat prices. The cost of milling quality durum wheat steadily increased since the Company was organized and remained at historically high levels through July 1996. There has been a decrease in durum prices with the 1996 harvest, although they remain significantly higher than in 1993 prior to the commencement of the Company's operations. The Company does not anticipate any significant change in durum prices into 1997.

     The Company believes that pasta manufacturers were unable to implement price increases for their dry pasta products sufficient to offset these higher durum prices because of intense price competition in the market for dry pasta and excess capacity in the production of dry pasta. As a result, profit margins for pasta manufacturers have remained thin.

Sales, Marketing and Customers

     The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a modest commission upon sale of the Company's products. Since its full operations began in 1994, the Company's customer base for pasta products has continuously expanded.

     The Company's pasta products are currently distributed on a broad basis throughout the United States. The Company does not directly export its pasta products, although several of its customers have exported minor quantities. Within its pasta operation, the Company has steadily reduced the level of volume concentration among its top customers since it began operations. At the present time, sales to no one customer account for more than 10% of the Company's net revenues.

     Semolina and durum wheat flour not used for internal pasta manufacturing products are sold to other pasta manufacturers throughout the United States.

     Current trends show the Company's sales in the retail segment to be approaching 50% of total sales while sales to foodservice and ingredient customers represent approximately twenty-five percent (25%) each. A remaining small portion of the Company's sales result from government bids or co-pack arrangements. The current distribution of the Company's sales reflects significant growth in the Company's retail sales and a reduction in the Company's involvement in government and co-pack sales, which represented a significant portion of the Company's sales during the early part of 1994.

Growers Agreement -

     The durum wheat purchased and used in the Company's operation is obtained through the delivery of grain pursuant to the Growers Agreements between the Company and its members. The contractual obligations imposed on each member under the Growers Agreement are intended to insure the availability of sufficient quantities of durum wheat for use in the Company's processing operations.

     The impact of weather on the quality characteristics of each year's harvest of durum wheat has been and will continue to be of concern to the Company and its competitors in the milling and pasta industries. However, the Company feels it is in a better position to maintain quality standards than many or most other U.S. milling and/or pasta manufacturers, due to the relationship between the Company and its member-shareholders who provide a consistent supply of quality durum wheat to the Company.

     The Growers Agreement is paired with ownership of the Equity Stock. For each share of Equity Stock held by a member, that member is obligated to deliver to the Company one bushel of durum wheat, of a quality specified by the Company. The Company may, depending on the marketing needs of the Company, reduce on a pro rata basis to all members the quantity of durum wheat to be delivered. For fiscal year 1996, the delivery obligation was one annualized bushel per equity share for the first two marketing periods and
 .931 annualized bushels per equity share for the third marketing period. For fiscal 1995, the obligation was .979 bushels per equity share owned.

     The term of the Growers Agreement is indefinite and may be terminated by the member only upon 18 months advance notice; however, no termination can become effective prior to July 31, 1999. The Company reserves the right to terminate the Growers Agreement and a grower's membership if the member does not comply with the obligations of the Agreement or otherwise fails to meet the criteria for membership in the Company. Upon termination of membership in the Company, the member will cease to have voting rights and other rights of membership.

     The Company has implemented a grain delivery system which is intended to ensure an adequate supply of durum wheat for the Company's operational needs. However, the delivery policies are also intended to allow as much flexibility as is practical for the Company's members consistent with the Company's needs and the active involvement of the Company's members. The Company's grain delivery policies are determined by the Company's Board of Directors and are subject to modification from time to time at the Board's discretion.

     A member may arrange for the delivery of durum wheat at any time throughout the Company's marketing year, which runs from August 1 to July 31, provided that the wheat delivered to the Company complies with the quality specifications and production needs of the Company. The member may deliver the member's durum wheat to the Company's facility or through any entity with which the Company has contracted for the delivery of grain.

     In the event that a member is not able to grow and deliver the required quality durum, the member must either (i) purchase the required quantity and quality of durum wheat from other agricultural producers for delivery to the Company or (ii) following purchase of the required durum wheat on the member's behalf, account for the wheat purchased on the member's behalf. As a result, a member not able to produce durum wheat for delivery to the Company would be exposed to the risk that the price of acquiring durum wheat for delivery to the Company would be in excess of the price to be paid for that durum wheat by the Company under the Growers Agreement. The member is responsible for establishing the terms of any arrangements which do not involve delivery of the required quantities of durum wheat directly to the Company's facility.

     If a member has not arranged for delivery to the Company of quantities of durum wheat sufficient to satisfy that member's delivery obligation for the marketing year, the member may be assessed an administrative fee on each bushel of durum wheat procured on behalf of that member. Such fees are established in the discretion of the Company's Board of Directors and may be modified by the Board upon notice to the Company's members.

     The quantities of durum wheat due from each member and the costs associated with that wheat are calculated on a "Settlement Date" assigned to each member during each of the three periods (August 1 through November 30; December 1 through March 31; and April 1 through July 31) into which each Company marketing year is divided. On the applicable Settlement Date, the member's obligation to deliver durum wheat is satisfied by the Company from commingled inventories of members' durum wheat. The member is invoiced for
(i) the Company's price per bushel for durum wheat (with such market price established by the Company at the beginning of each marketing period for that period) and (ii) the administrative fee described above applicable to durum wheat acquired on behalf of a member. The member is then credited for the sale of durum to the Company, less an amount, currently 15%, retained by the Company as established by the Board of directors. The amount retained by the Company from each member on the member's Settlement Date is, in the discretion of the Board of Directors, either refunded to the member at the close of the applicable marketing period or retained by the Company as "unit retains."
The per bushel administrative fees charged to each member for fulfilling the member's delivery obligation from the Company's inventories of durum wheat are refunded if the member arranges for delivery of durum wheat during the marketing year to satisfy the member's obligation to the Company under the Growers Agreement.

Competition -

Overview

     The markets for semolina/durum wheat flour and pasta are highly competitive in most segments and geographic regions. In all, there are an estimated 60 to 65 significant plants in the U.S. which manufacture dry pasta. The intensity of competition varies from time to time as a result of a number of factors, including: (1) the degree of industry capacity utilization, (2) comparative product distribution costs, (3) ability to render distinctive service to customers, and (4) a distinguishing or unique ability to provide consistent product quality in line with customer specifications. The Company believes that, in a broad sense, the single most influential factor on the intensity of competitive conditions is industry capacity utilization. It should be noted that detailed information regarding both pasta production and milling capacity is often proprietary information of the closely-held companies which are active in such markets.

Pasta

     The pasta market is highly competitive and includes several well-established enterprises. Those competitors are both independent companies and divisions or subsidiaries of other, larger, food products companies. In addition, according to United States government data, the overall U.S. pasta market has experienced rapid penetration by foreign suppliers, particularly in the last three to four years.

     Total domestic industry capacity, including self-supply capabilities within the ingredient segment, is broadly estimated at over 4.6 billion pounds of pasta per year. The Company presently represents less than 3% of total U.S. industry capacity, and its market share is also rated at less than 3%. With its pasta expansion projects, the Company's share of domestic capacity will grow to approximately 6%.

     The Company's top competitors in the open market include Borden Pasta Division ("Borden"), Hershey Pasta Group Division ("Hershey"), American Italian Pasta Co. ("AIPC"), Philadelphia Macaroni Co. Inc., A. Zerega's Sons, Inc. ("Zerega"), and Gilster-Mary Lee Corp. Together with the Company, these organizations represent in the aggregate approximately 54% of total industry production capacity. These companies market under their own labels and also supply private label customers. An additional 25% of total domestic industry production capacity is represented by the largest self suppliers, which include Kraft, General Foods, Inc., American Home Foods Products, Inc., Campbell Soup Co., Inc., and Stouffers Corp.

     The Company markets in the retail area primarily as a private label supplier. The Company's "Pasta Growers" label to date has most effectively penetrated local area markets in the Dakotas and Minnesota, while its "Pasta Sanita" label is sold in niches ranging from Montana, Minnesota, Illinois and Ohio to select markets in the northeast United States and "Zia Bella" is marketed through club stores on the west coast.

     The pasta manufacturing industry has experienced capacity changes and restructuring in recent years. Overall industry capacity during the past two years is believed to have increased slightly. The Company believes that current pasta production capacity exceeds the current demand for pasta.

Semolina and Durum Wheat Flour

     Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Harvest States Cooperatives and Miller Milling all have two or more active mills, and collectively are believed to represent more than 60% of total domestic milling capacity; the Company's current milling operation represents about 4% of total domestic milling capacity, and will increase to over 7% with its expansion. Some of the mills operated by the Company's competitors have established integrated pasta production capabilities or have developed alliances with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables the Company to compete more effectively with those competitors who also have integrated facilities.

Government Regulation -

Trade Policies

     The operations of the Company may be affected by governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada and the volume of pasta imports.

     Pricing policy actions by the Canadian Wheat Board ("CWB") have continued to prevent large quantities of Canadian durum wheat from entering the United States domestic market. However, if the CWB alters its current position on durum wheat pricing, it could result in increased sales of Canadian durum wheat in the United States and lower durum wheat prices. Such events could impact both the milling and pasta areas of the Company's business operations.

     Lower durum wheat prices could favorably affect durum wheat flour usage by leading to durum wheat's return as the preferred ingredient within the pasta manufacturing industry replacing non-durum wheat flours. Lower durum wheat prices should ultimately lead to reduced pasta production costs and provide opportunity for profit improvements for pasta manufacturers without requiring price increases for finished pasta products.

     In early 1995 three major U.S. pasta manufacturers filed lawsuits against certain Italian and Turkish pasta producers, charging those producers with unfair trade practices involving illegal government subsidies and dumping policies. In October, 1995, the Commerce Department issued an initial ruling on the subsidy impact of the case, and ordered that duties be imposed on the firms found to have engaged in the contested activities. In July, 1996, the International Trade Commission (ITC) authorized the imposition of antidumping and countervailing duties on these imports after finding that the imports injure U.S. producers. These duties will likely result in lower sales volume in the United States for the foreign suppliers most penalized. Lower imported volume could result in higher domestic pasta plant capacity utilization and a corresponding increase in pasta market (price) stability.

     There could be a similar impact in the demand for domestic semolina and durum wheat flour if current imported pasta volume is reduced, as it would likely be replaced by a domestic supplier, resulting in an increase for the semolina and durum wheat flour market.

Food and Drug Administration Regulation

     As a producer of products intended for human consumption, the Company's operations are subject to certain federal and state regulations, including regulations promulgated by the United States Food and Drug Administration. The Company believes that it is in material compliance with the applicable regulatory requirements.

Environmental Regulation

     Dakota Growers is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an on-going control program designed to meet these environmental laws and regulations. There are no pending regulatory enforcement actions and the Company believes that it is in substantial compliance with applicable environmental laws and regulations.

     The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have adverse financial consequences for the Company and its members.

Intellectual Property Rights -

     The Company relies on a combination of trade secret, and trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns two trademarks that have been registered with the United States Patent and Trademark Office, including the corporate logo, Dakota Growers Pasta Company, and the design on its packaging.

Research and Development -

     The Company supports research and development programs in North Dakota which focus on improved varieties of durum wheat, including the Company's Durum Education Research and Marketing Committee. The Company is not presently participating in any formal, independent research and development programs for pasta products. The Company, however, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, ongoing product manufacturing, and development of new pasta shapes.

Employees -

     As of October 11, 1996, Dakota Growers had 204 full-time employees, of which 168 were hourly and 36 were salaried. It also employs 17 hourly part-time workers. Qualified full-time employees are provided health insurance, vacation and holiday plans and are eligible to participate in the Company's 401(k) savings plans. The Company considers its employee relations to be excellent. There are no collective bargaining agreements in existence, and none are foreseen. The Company anticipates that it will add approximately five full-time employees upon the completion of the mill expansion.

ITEM 2.   PROPERTIES

Property and Processing Facilities -

     Dakota Growers owns and operates a single vertically integrated, state of the art durum milling and pasta manufacturing plant at Carrington, North Dakota. The plant, which was fully operational in January 1994, has the design capacity to grind 3,200,000 bushels of grain each year. It has grain silos with a capacity to hold 370,000 bushels. The plant contains four pasta production lines, two of which are operated as long goods lines and two of which are short goods lines. Total pasta manufacturing capacity is 120 million pounds annually.

     With the expansion of the mill, anticipated to be completed in December, 1996, the plant is projected to have the minimum capacity to mill approximately 18,500 bushels of durum per day. With the addition of two new pasta lines, one short goods and one long goods, scheduled to be installed by July 1997, the Company's pasta production capacity will increase to 250 million pounds annually. The Company anticipates that it will spend approximately $300,000 in each fiscal year for routine mill and pasta productivity enhancement equipment and new customer development.

     Primary Company warehouses for pasta products are maintained at the Carrington plant and in leased facilities in Fargo, North Dakota. These facilities are supplemented by various public warehouses where inventory is maintained and redistributed for the needs of specific customers.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than as provided herein, the Company is not currently involved in legal proceedings which have arisen in the ordinary course of its business and the Company is also unaware of other potential claims which could result in the commencement of legal proceedings. The Company carries insurance, which provides protection against certain types of claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended July 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not obtain information regarding the transfer price in connection with such transfers. As a result, the Company is not able to provide information regarding the prices at which the Company's shares have be transferred.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data -

     The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K.

                                       Fiscal year ended July 31, (1)
                                --------------------------------------------
                                  1996     1995     1994     1993     1992
FINANCIAL DATA
(In Thousands, except ratios)
Net Revenue                      49,640   40,791   19,706        0        0
Net Income (Deficit)              2,618    1,436  (   206) (   423) (    96)
Patronage Dividends Per Share
  Declared (2)                      .30        0        0        0        0
  Distributed (2)                   .30        0        0        0        0
Total Assets                     49,894   47,842   45,215   24,818   12,181
Long-term Debt (including current
  maturities) and Redeemable
  Preferred Stock                19,752   29,097   28,477   11,557        0
Members' Investment (3)          24,866   13,497   12,107   12,183   12,177
Property and Equipment Additions,
  net of Retirements              1,624    1,580   12,526   22,680    1,600
Working Capital                   8,184    2,400    2,001  ( 1,638)  10,559
Ratio of Long-Term Debt to Members'
  Investment (4)                    .76     1.84     2.15     0.85        0
Ratio of Earnings to Fixed
  Charges (5)                      2.24     1.68     0.45  (  4.06)     N/A

(1) The Company was formed on December 16, 1991, and was in the development stage through July 31, 1993. Full operations commenced on January 1, 1994, and, thus, the financial statements contain only seven months of operations for the year ended July 31, 1994. Accordingly, the financial statements for the years ended July 31 may not be comparable.

(2) The patronage dividends of $935,000 or $.308 per bushel (based on .979 bushels per share of equity stock) represents the allocation of the 1995 fiscal earnings authorized by the Board of Directors. The patronage dividends were distributed on November 3, 1995. On October 17, 1996, the Board of Directors authorized a distribution of 1996 fiscal earnings totalling $1,800,000 or $.50 per bushel (based on one annualized bushel per equity share for the first two marketing periods and .931 annualized bushels per equity share for the third marketing period) to be distributed November 8, 1996.

(3) Members' investment includes membership and equity stock, additional paid-in capital, and accumulated unallocated earnings (deficit).

(4) Calculated by dividing long-term debt, exclusive of the current maturities of debt, by members' investment.

(5) Computed by dividing (i) the sum of net income (deficit) plus fixed charges, plus amortization of capitalized interest by (ii) the sum of interest expense and interest capitalized. The company does lease certain items, such as office equipment and fork lifts. Due to the proportionately small amounts involved, an interest factor on lease payments has not been included in the total of the Company's fixed charges or the calculation of this ratio.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The Company was formed on December 16, 1991, and was in the development stage through July 31, 1993. Full operations commenced on January 1, 1994, and thus the financial statements contain only seven months of operations for the year ended July 31, 1994. Accordingly, the financial statements for the years ended July 31, 1995 and 1994 may not be comparable.

     The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices.

Comparison of the Years Ended July 31, 1996 and 1995 -

Net Revenues

     Net revenues increased 22%, or $8,849,000, coinciding with a 20% increase in pasta volumes sold.

     Retail sales increased 41% over the same period last year and represented 40% of total sales for the year, up from 34% in 1995. The increased sales were the result of the roll out of six new significant private label accounts (three in the latter part of last fiscal year and three in fiscal year 1996), increased government bid sales and increased co-pack opportunities, partially offset by reduced sales to two major private label accounts. Pricing in the retail markets remained competitive; the average prices were off 11% from last year.

     Food service sales were up 5%, representing 34% of total sales in 1996 (39% in 1995). The food service increase was predominantly the result of sales growth by existing customers; the roll out of four new significant accounts in the latter part of fiscal year 1995 and early in fiscal year 1996 was offset by the loss of two significant accounts and reduced co-pack opportunities.

     While ingredient sales increased by 24% for the year, they remained relatively constant as a percentage of total sales at 26%. Most of the increase resulted from a new customer added in the first quarter of fiscal year 1996. The average price for ingredient sales was essentially unchanged from 1995.

     Overall, revenues were up by approximately $8.0 million due to pasta sales volume increases. Lower average revenue per pound of pasta, on the other hand, reduced revenues by $600,000.

     Sales of flour and by-products were up 18%. The market prices for by-products was significantly higher in 1996 than in 1995 due to higher prices for competing grains. These higher prices added about $1.0 million in revenues, while the increased volume sold increased revenues by approximately $700,000.

Cost of Product Sold

     Increased pasta production, with its resulting increase in durum bushels ground, contributed $6.0 million of the $7.4 million increase in cost of product sold. Durum represented 48% of the total cost of product sold in 1996. A 10% increase in the average cost per bushel of durum added an additional $1.6 million in expense. With the increased sales and production, however, the company was able to implement cost savings and gain efficiencies which partially offset this cost increase.

Marketing and General and Administrative Expenses

     Due to settling an insurance claim for less than previously anticipated and increased marketing personnel costs, partially offset by reduced bad debt expense, marketing and general and administrative expenses increased by $219,000, or 15%.

Interest Expense, Net

     Interest expense for the year has increased by $42,000 as the result of higher average interest rates, predominantly during the first quarter. The average outstanding debt balance was $3.9 million lower in 1996 than in 1995.

Net Income

     As a result of the above, net income increased $1,182,000, or 82%, over last year.

Comparison of the Years Ended July 31, 1995 and 1994 -

Net Revenue

     Net revenue rose from $19.7 million in 1994 (a partial year) to $40.8 million in 1995. Pasta volumes sold were up 142%, while semolina and by-products sales were up 112%. The average sales price of pasta increased 13% between the periods, reflecting a shift from lower cost customers such as co-packing and government to higher cost customers in the retail and food service segments. Additionally, selected price increases were implemented to partially offset higher durum wheat costs.

Cost of Product Sold

     Cost of product sold increased from $18.0 million in 1994 to $36.0 million in 1995. This was primarily due to a 110% increase in pasta production. Packaging and ingredient costs were up due to the level of production and the shift in sales more toward the retail segment. Depreciation and amortization was almost double, reflecting the months in operation.

Marketing and General and Administrative Expenses

     Marketing and administrative expenses increased $.2 million from 1994 to 1995. Although 1994 was a partial year of production, marketing efforts were in progress prior to start up.

Interest Expense, Net

     Net interest expense increased $1.2 million from 1994 to 1995 due to the timing of the placement of long-term debt and interest capitalized during construction in 1994.

Net Income

     Net income rose from the $.2 million net loss for the partial year of operations in 1994 to a profit of $1.4 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized substantial outside financing on both a seasonal and long-term basis to fund its operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank of $5,000,000 as of July 31, 1996. Borrowings against the line are secured by cash, receivables and inventories. There were no outstanding borrowings of short-term debt at July 31, 1996.

     Effective with the new loan agreement dated April 25, 1996, between the Bank and the Company, the Company is obligated to maintain or achieve certain financial ratios. The Company is required to maintain a current ratio of not less than 1.25:1, a net ownership ratio of not less than 40% and a debt service coverage ratio of not less than 1.0 at the end of fiscal year-end 1996 and 1.25 thereafter.

     With the new loan agreement, provisions were modified allowing for interest rate breaks and more flexibility as long as certain equity, working capital and cash flow ratios continue to be maintained.
Operating Activities

     The Company commenced full operations on January 1, 1994. Therefore, the Company's results reflect only seven months of full operations for the fiscal year ended July 31, 1994. Fiscal year 1994 reflects a significant expenditure to build up receivables and inventories reflective of the commencement of operations.

Operating activities

     Cash flow provided by operations was $3.6 million in 1996 and $1.3 million in 1995. Fiscal year 1994 had net cash used in operations of $4.3 million. Trade receivables increased $1.4 million in 1996 reflective of the increase in revenues, while inventories were relatively unchanged. Earnings before depreciation and amortization increased significantly in 1996 compared to 1995 due to the sales volume increase. 1995's earnings before depreciation and amortization was up significantly compared to 1994 due to the months of operation as well as overall profitability. This was offset by an increase in inventories.

Investing Activities

     The cash flows for fiscal year 1994 reflects significant capital expenditures for the initial construction of the Company's facilities. Capital expenditures in 1995 were primarily for additional expenditures related to the initial construction and new product development. In 1996, $800,000 was expended on the mill expansion project, with an additional $200,000 on pasta operation expansion. Further expenditures were made for automating packaging function and on new product development. Capital expenditures for the years ended July 31, 1996, 1995 and 1994 were $1.6 million, $1.6 million and $12.3 million.

     In fiscal year 1997, the Company anticipates routine capital expenditures, including expenditures for new product development, to total less than $500,000. Further, it expects to spend an additional $4.2 million to complete the mill expansion and $15.3 million to add additional pasta lines and expand its building. These expansions will double the Company's milling and pasta capacities.

Financing Activities

     The Company received $9.7 million in net proceeds from its stock offering, which was terminated on April 18, 1996. With the proceeds from this offering, the Company has accelerated the pay down of long-term debt. This has decreased liabilities from $33.4 million at July 31, 1995 to $24.2 million at July 31, 1996, and has increased equity as a percentage of total capitalization to 58%. In fiscal year 1997, the Company anticipates issuing approximately $19 million in additional debt financing for the mill and pasta expansions which will significantly impact these financial ratios.

     The Company issued $2.1 and $16.9 million in long-term debt in the years ended July 31, 1995 and 1994, respectively. Quarterly debt service payments to the Bank commenced in March 1995.

     A patronage allocation of $935,000, $.308 per bushel, representing the allocation of 1995 fiscal earnings authorized by the Board of Directors in

October 1995, was distributed November 3, 1995.

FINANCIAL CONDITION

     Total assets increased $2.1 million or 4% during the fiscal year ended July 31, 1996. Current assets increased $2.6 million due to increased receivables and cash. Working capital at July 31, 1996 was $8.2 million, due to the increase in current assets and the accelerated pay down of long-term debt with the proceeds of the stock offering. Working capital will decrease as the Company completes its expansion projects financed with new debt placements.

EIDE HELMEKE PLLP
Certified Public Accountants & Consultants


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
------------------------------------------------------------------------------

To the Members of
Dakota Growers Pasta Company
Carrington, North Dakota

We have audited the accompanying balance sheets of Dakota Growers Pasta Company (a North Dakota Cooperative) as of July 31, 1996, and 1995, and the related statements of operations, changes in members' investments and cash flows for the years ended July 31, 1996, 1995, and 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company as of July 31, 1996, and 1995, and the results of its operations and its cash flows for the years ended July 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.


/s/ Eide Helmeke PLLP

August 27, 1996, except for Note 15, as to
  which the date is October 17, 1996
Fargo, North Dakota


EIDE HELMEKE PLLP
Certified Public Accountants & Consultants


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
------------------------------------------------------------------------------

We consent to the use of our report dated August 27, 1996, with respect to the financial statements of Dakota Growers Pasta Company for the year ended July 31, 996, in this Form 10-K (file number 33-99834).


/s/ Eide Helmeke PLLP

October 23, 1996
Fargo, ND

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS
                             JULY 31, 1996 AND 1995
                                 (in thousands)

                                                         1996       1995
                                                       ---------- ----------
                                    ASSETS
Current assets:
  Cash and cash equivalents ......................... $    1,448 $      155

  Receivables:
    Trade accounts receivable, less allowance for
      cash discounts and doubtful accounts of
      $70,000 and $46,000............................      4,874      3,470
    Accounts receivable from growers ................        207        122
    Other receivables ...............................        116        489
                                                      ---------- ----------
    Total receivables ...............................      5,197      4,081

  Inventories .......................................      6,737      6,687

  Prepaid expenses ..................................        150         30
                                                      ---------- ----------
    Total current assets ............................     13,532     10,953

Property and equipment:
  Property & equipment in service ...................     39,167     38,668
  Construction in process ...........................      1,152         27
  Accumulated depreciation and amortization .........  (   5,964) (   3,548)
                                                      ---------- ----------
                                                          34,355     35,147

Investment in St. Paul Bank for Cooperatives ........      1,710      1,402

Other assets ........................................        297        340
                                                      ---------- ----------
    Total assets .................................... $   49,894 $   47,842
                                                      ========== ==========


See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS
                             JULY 31, 1996 AND 1995
                                 (in thousands)

                                                         1996       1995
                                                      ---------- ----------
                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
  Notes payable and current portion of long-term
    debt ............................................ $       72 $    3,305
  Accounts payable ..................................      2,889      2,753
  Accrued grower payments ...........................      1,845      1,583
  Dividends payable .................................          8        116
  Accrued liabilities ...............................        534        796
                                                      ---------- ----------
    Total current liabilities .......................      5,348      8,553

Commitments and contingencies .......................

Long-term debt, net of current portion ..............     18,860     24,822
                                                      ---------- ----------
    Total liabilities ...............................     24,208     33,375
                                                      ---------- ----------
Redeemable preferred stock:
  Series A, 6%, $100 par value, issued 5,500
    shares in 1996 and 7,000 shares in 1995 .........        550        700
  Series B, 2% non-cumulative, $100 par value,
    issued 2,700 shares .............................        270        270
                                                      ---------- ----------
    Total redeemable preferred stock ................        820        970
                                                      ---------- ----------
Members' investment:
  Membership stock, $125 par value, issued 1,082
    shares in 1996 and 979 shares in 1995 ...........        135        122
  Equity stock, $3.85 par value, issued 4,904,034
    shares in 1996 and 3,116,026 shares in 1995 .....     18,881     11,997
  Additional paid in capital ........................      3,610        782
  Accumulated unallocated earnings ..................      2,240        596
                                                      ---------- ----------
    Total members' investment .......................     24,866     13,497
                                                      ---------- ----------
    Total liabilities and members' investment ....... $   49,894 $   47,842
                                                      ========== ==========

See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS
                TWELVE MONTHS ENDED JULY 31, 1996, 1995 AND 1994
                    (in thousands, except per share amounts)

                                                     1996     1995     1994
                                                   -------- -------- --------
Net revenues (net of discounts and allowances of
  $5,370,000, $5,300,000 and $1,438,000 for 1996,
  1995 and 1994, respectively).................... $ 49,640 $ 40,791 $ 19,706

Cost of product sold .............................   43,360   35,945   17,954
                                                   -------- -------- --------
  Gross proceeds .................................    6,280    4,846    1,752

Marketing and general and administrative expenses     1,636    1,417    1,181
                                                   -------- -------- --------
  Operating proceeds .............................    4,644    3,429      571

Other income (expense):
  Interest income ................................       70       36       14
  Other income ...................................       31       24
  Interest expense, net ..........................  ( 2,123) ( 2,081) (   794)
                                                   -------- -------- --------
Income (deficit) before income taxes .............    2,622    1,408  (   209)

Expense of (benefit from) income taxes ...........        4  (    28) (     3)
                                                    -------- -------- --------
Net income (deficit) from patronage and non-
  patronage business .............................    2,618    1,436  (   206)

Dividends on preferred stock .....................       39       42       42
                                                   -------- -------- --------
Earnings (loss) from patronage and non-patronage
  business available for members ................. $  2,579 $  1,394 $(   248)
                                                   ======== ======== ========
Average equity shares outstanding ................    3,712    3,116    3,116

Earnings (loss) from patronage and non-patronage
  business per average equity share outstanding... $    .69 $    .45  $(  .08)
                                                   ======== ======== ========


See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS
                TWELVE MONTHS ENDED JULY 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                      1996     1995     1994
                                                   -------- -------- --------
Cash flows from operating activities:
  Net income ..................................... $  2,618 $  1,436 $(   206)
  Add (deduct) non-cash items:
    Depreciation and amortization ................    2,430    2,375    1,197
    Non-cash portion of patronage dividends ......  (   274) (   383) (   497)
  Changes in assets and liabilities:
    Trade receivables ............................  ( 1,404) (   198) ( 3,271)
    Accounts receivable from growers .............  (    85)     189  (   311)
    Other receivables ............................      373  (   337) (    81)
    Inventories ..................................  (    50) ( 2,357) ( 4,330)
    Prepaid expenses .............................  (   120) (     9) (    19)
    Accounts payable .............................      136      867    1,065
    Excess outstanding checks over cash on deposit           (   542)     542
    Grower payables ..............................      262      326    1,257
    Retainage payable ............................           (   169) (   128)
    Other accrued liabilities ....................  (   262)      92      518
                                                   -------- -------- --------
    Net cash from (used in) operating activities .    3,624    1,290  ( 4,264)
                                                   -------- -------- --------
Cash flows from investing activities:
  Purchases of property and equipment ............  ( 1,624) ( 1,582) (12,289)
  Proceeds from sale of property and equipment ...                 2
  Purchase of other assets .......................  (     5) (     1)
  Investment in St. Paul Bank for Cooperatives ...           (   171) (   382)
                                                   -------- -------- --------
    Net cash used in investing activities ........  ( 1,629) ( 1,752) (12,671)
                                                   -------- -------- --------
Cash flows from financing activities:
  Issuance of long-term debt .....................             2,078   16,891
  Payments on long-term debt .....................  ( 9,195) ( 1,458) (    15)
  Proceeds (payment) from issuance (retirement) of
    preferred stock ..............................  (   150)               50
  Dividends paid on preferred stock ..............  (   147)
  Membership stock issued ........................       14        2
  Membership stock retired .......................  (     1) (     5) (     4)
  Equity stock issued ............................    9,834
  Subscriptions forfeited ........................        2
  Expenses of stock offering .....................  (   124)
  Patronage distributions ........................  (   935)
                                                   -------- -------- --------
    Net cash from financing activities ...........  (   702)     617   16,922
                                                   -------- -------- --------
Net increase (decrease) in cash and cash
  equivalents ....................................    1,293      155  (    13)
Cash and cash equivalents, beginning of period ...      155                13
                                                   -------- -------- --------
Cash and cash equivalents, end of period .........  $ 1,448  $   155  $
                                                   ======== ======== ========

(continued on next page)

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS
                TWELVE MONTHS ENDED JULY 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                      1996     1995     1994
                                                   -------- -------- --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest ....................................  $  2,556 $  2,561 $  1,657
                                                   ======== ======== ========

    Income taxes ................................  $(    72)$    55  $   105
                                                   ======== ======== ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Accrued dividends on Series A preferred stock .  $      8 $     42 $    42
                                                   ======== ======== ========
  Capitalization of financing fees ..............  $        $        $    67
                                                   ======== ======== ========
  Revaluation of development site ...............  $        $        $   170
                                                   ======== ======== ========
  Adjustment to capitalize items previously
    expensed in prior periods ...................  $        $        $   256
                                                   ======== ======== ========


See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                 STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
                TWELVE MONTHS ENDED JULY 31, 1996, 1995 AND 1994
                                 (in thousands)


                                      Preferred Stock
                                   --------------------- Membership   Equity
                                    Series A   Series B    Stock      Stock
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1993 ..........  $     700  $     225  $     129  $  11,997

  Proceeds from series
    B preferred stock ...........                    45
  Dividends accrued .............
  Net membership stock issued
    (redeemed) ..................                         (      4)
  Contribution of capital .......
  Net deficit for the year ended
    July 31, 1994 ...............
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1994 ..........        700        270        125     11,997

  Dividends accrued .............
  Net membership stock issued
    (redeemed) ..................                         (      3)
  Net income for the year ended
    July 31, 1995 ...............
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1995 ..........        700        270        122     11,997

  Redemption of series A
    preferred stock .............   (    150)
  Dividends accrued .............
  Net membership stock issued
    (redeemed) ..................                               13
  Equity stock issued ...........                                       6,884
  Subscriptions forfeited .......
  Expenses of stock offering ....
  Net income for the year ended
    July 31, 1996 ...............
  Patronage allocations .........
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1996 ..........  $     550  $     270  $     135  $  18,881
                                   ========== ========== ========== ==========



(continued on next page)

                          DAKOTA GROWERS PASTA COMPANY
                 STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
                TWELVE MONTHS ENDED JULY 31, 1996, 1995 AND 1994
                                 (in thousands)

                                              Accumulated Earnings
                                   Additional (Deficit) Unallocated
                                    Paid-in   ---------------------
                                    Capital   Patronage  Non-member   Total
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1993 ..........  $     607  $(    739) $     189  $  13,308

  Proceeds from series
    B preferred stock ...........          5                                5
  Dividends accrued .............                         (     42)  (     42)
  Net membership stock issued
    (redeemed) ..................                                    (      4)
  Contribution of capital .......        170                              170
  Net deficit for the year ended
    July 31, 1994 ...............              (    180)  (     26)  (    206)
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1994 ..........        782   (    919)       121     13,076

  Dividends accrued .............                         (     42)  (     42)
  Net membership stock issued
    (redeemed) ..................                                    (      3)
  Net income for the year ended
    July 31, 1995 ...............                 1,432          4      1,436
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1995 ..........        782        513         83     14,467

  Redemption of series A
    preferred stock .............                                    (    150)
  Dividends accrued .............                         (     39)  (     39)
  Net membership stock issued
    (redeemed) ..................                                          13
  Equity stock issued ...........      2,950                            9,834
  Subscriptions forfeited .......          2                                2
  Expenses of stock offering ....   (    124)                        (    124)
  Net income for the year ended
    July 31, 1996 ...............                 2,635   (     17)     2,618
  Patronage allocations .........              (    935)             (    935)
                                   ---------- ---------- ---------- ----------
Balance, July 31, 1996 ..........  $   3,610  $   2,213  $      27  $  25,686
                                   ========== ========== ========== ==========



See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -

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

     Equity requirements, as determined by the board of directors, may be retained from amounts due to patrons and credited to members' investments in the form of unit retains or allocated patronage.

     The Cooperative reserves the right to acquire any of its stock offered for sale and the right to recall the stock of any stockholder. In the event this right is exercised, the consideration paid for such stock shall be the fair market value at that point in time.

Trade accounts receivable and revenue -

     Trade accounts receivable are presented net of allowances for cash discounts and bad debts which totalled $70,000 and $46,000 as of July 31, 1996 and 1995, respectively. Revenues are presented net of discounts and allowances of $5,370,000, $5,300,000 and $1,438,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

     The Cooperative grants credit to its customers located throughout the United States. No customer represented greater than 10% of revenues for the year ended July 31, 1996.

Accounts receivable from growers -

     Accounts receivable from growers represents amounts billed to members under the delivery policy but unpaid at the balance sheet date.

Inventories -

     Finished goods, mill by-products and durum are valued at estimated net realizable value. Packaging and ingredient inventories are valued at the lower of cost or market.

Property and equipment -

     Property and equipment are stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When depreciable properties are retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

     Land is stated at the estimated fair value of the land at acquisition.

     Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 39.5 years.

     The Company has been granted a complete property tax exemption on real property (excluding land) in service prior to 1994 for the five years beginning in 1993 and a partial exemption for an additional four years thereafter.

Investments in the St. Paul Bank for Cooperatives (the "Bank") -

     Investments in the St. Paul Bank for Cooperatives are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

Other assets -

     Other assets represent capitalized financing fees, organizational, syndication and trademark costs, the long-term portion of estimated patronage refunds not yet allocated and long-term receivables. The financing fees, organizational, syndication and trademark costs are recorded at cost and are being amortized on a straight-line basis over five years beginning at the commencement of operations on January 1, 1994.

Accrued grower payments -

     Accrued grower payments represent amounts due to growers for amounts withheld from durum purchases pursuant to the growers agreement and delivery policy.

Interest, net -

     The Company earns patronage dividends from the St. Paul Bank for Cooperatives based on its share of the net interest income earned by the Bank. These patronage dividends are applied against interest expense.

Income taxes -

     The Company is a non-exempt cooperative for federal income tax purposes. Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code. The Company is subject to income taxes on earnings from non-patronage sources. The provision for income taxes relates to the results of operations from non-patronage business, state income taxes and certain other permanent differences between financial and income tax reporting. For the years ended July 31, 1996, 1995 and 1994, net income
(loss) allocable to patronage business totalled $2,638,000, $1,433,000 and $(179,000), respectively.

Members' investment and preferred stock -

     The Cooperative is a nonprofit membership corporation, organized with capital stock. The Company has authorized capital stock of 2,000 shares of membership stock with a par value of $125 per share, six million (6,000,000) shares of equity stock with a par value of $3.85 and 50,000 shares of preferred stock with a par value of $100 per share.

     At July 31, 1996, the Company had issued and outstanding 1,082 shares of membership stock, 4,904,034 shares of equity stock (see note 7, Stock Offering), and 8,200 shares of preferred stock (see note 8, Redeemable Preferred Stock).

     Accumulated earnings/deficit represents cumulative net income/loss which has not been allocated to members.

Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial statement presentation -

     Certain amounts previously reported in the financial statements for the years ended July 31, 1995 and 1994 have been reclassified to facilitate comparability with the year ended July 31, 1996. Such reclassifications have no effect of the net result of operations.

     The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes only, it has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period.

     A patronage allocation of $935,000, $.308 per bushel, representing the allocation of 1995 fiscal earnings authorized by the Board of Directors in October 1995, was distributed November 3, 1995.

NOTE 2.  DEVELOPMENT OF THE COMPANY

     The Company was formed on December 16, 1991, and was in the development stage through July 31, 1993. Operations commenced on January 1, 1994 and thus the financial statements contain only seven months of operations for the year ended July 31, 1994. Accordingly the financial statements for the years ended July 31, 1996 and 1995 may not be comparable with those for the year ended July 31, 1994.

NOTE 3.  INVENTORIES

     The major components of inventories as of July 31, 1996 and 1995 are as follows (in thousands):

                                                         1996       1995
                                                      ---------- ----------
Durum ..............................................  $      535 $      609
Finished goods and by-products .....................       4,353      4,150
Packaging and ingredients ..........................       1,849      1,928
                                                      ---------- ----------
                                                      $    6,737 $    6,687
                                                      ========== ==========

NOTE 4.  PROPERTY AND EQUIPMENT

     The composition of the Company's property and equipment is as follows (in thousands):

                                                         1996       1995
                                                      ---------- ----------
Land and improvements ..............................  $      457 $      447
Buildings ..........................................      11,049     11,001
Equipment ..........................................      27,661     27,220
                                                      ---------- ----------
  Total property and equipment in service ..........      39,167     38,668
Construction in process ............................       1,152         27
                                                      ---------- ----------
  Total property and equipment .....................      40,319     38,695
Accumulated depreciation ...........................   (   5,964) (   3,548)
                                                      ---------- ----------
                                                      $   33,355 $   35,147
                                                      ========== ==========

     Depreciation expense totalled $2,416,000, $2,360,000 and $1,188,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

     Labor capitalized totalled $7,000 for the year ended July 31, 1996 and $226,000 for the year ended July 31, 1994. No labor was capitalized for the year ended July 31, 1995.

NOTE 5.  SHORT-TERM DEBT

     The Cooperative has a $5.0 million seasonal line of credit with the St. Paul Bank for Cooperatives, which is secured by property and equipment and current assets of the company.

     The seasonal line of credit has a variable interest rate and matures on March 31, 1997. There was no outstanding balance as of July 31, 1996 or 1995.

     Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended July 31, 1996, 1995 and 1994 are as follows (in thousands, except interest rates):

                                                      1996     1995     1994
                                                   -------- -------- --------
Maximum borrowings ..............................  $  4,700 $  2,500 $
                                                   ======== ======== ========
Average borrowing levels ........................  $  1,268 $    850 $
                                                   ======== ======== ========
Average interest rates ..........................      8.89%    9.15%        %
                                                   ======== ======== ========

NOTE 6.  LONG-TERM DEBT

     Information regarding long-term debt at July 31, 1996 and 1995 is as follows (in thousands):

                                                         1996       1995
                                                      ---------- ----------
Term loans from the St. Paul Bank for Cooperatives
  due in installments through 2003, interest at
  8.02% to 10.22%, with first lien on substantially
  all property and equipment .......................  $   18,409 $   26,030

Term loan from the St. Paul Bank for Cooperatives
  due in installments through 1998.  The interest
  rate on this loan is variable, 9.65% as of July
  31, 1995, collateralized by property and
  equipment ........................................                  1,500

Term loan from the City of Carrington, due in
  installments through 2003, interest rate of 4% ...         383        437

Convertible debt from Tri-County Electric
  Cooperative, due in installments through 2003,
  non-interest bearing .............................          70         80

Convertible debt from Dakota Central
  Telecommunications, due in installments through
  2003, non-interest bearing .......................          70         80
                                                      ---------- ----------
                                                          18,932     28,127
Current maturities .................................   (      72) (   3,305)
                                                      ---------- ----------
Total long-term debt ...............................  $   18,860 $   24,822
                                                      ========== ==========


     Aggregate future maturities required on long-term debt are as follows (in thousands):

    Twelve months ending
          July 31,
    --------------------
            1997                                      $       72
            1998                                             747
            1999                                           2,816
            2000                                           2,819
            2001                                           2,821
         Thereafter                                        9,657
                                                      ----------
                                                      $   18,932
                                                      ==========

     The Company has a loan agreement with the Bank containing certain covenants related to, among other matters, the maintenance of certain working capital, ownership and debt service ratios. As of July 31, 1996 and 1995, the Company has met or obtained waivers for these loan covenants. The loan agreement contains a repayment provision requiring quarterly principal payments of $685,000.

     With the proceeds from the stock offering (see Note 7, Stock Offering), the Company has accelerated the pay down of long-term debt pending the issuance of debt financing for the expansion of its mill and pasta operations (see Note 13, Commitments and Contingencies). Under the current loan agreement, the Company will not have a quarterly principal payment due until the second quarter of 1998.

     The Company has convertible debt related to two non-interest bearing notes with annual installments of $10,000 each. Per the loan agreements, from March 1, 1995 through February 1, 2003, the borrower shall have the privilege of converting the unpaid balance of indebtedness into series B preferred stock. The holders of the debt do not have the option to convert this debt.

     The Company incurred $2,485,000, $2,591,000 and $1,790,000 of interest on long and short-term debt and other obligations in fiscal years 1996, 1995 and 1994, respectively. $622,000 of interest was capitalized in 1994, including $85,000 of interest incurred in fiscal year 1993. Patronage income from the Bank of $362,000, $510,000 and $374,000 has been netted for the years ended July 31, 1996, 1995 and 1994, respectively.

NOTE 7.  STOCK OFFERING

     Effective January 24, 1996, the Company was authorized by the Securities and Exchange Commission to offer for sale up to 500 shares of membership stock at $125 per share and up to 2,070,000 shares of equity stock ($3.85 par value), at $5.50 per share.

     A total of 81 membership shares and 1,788,008 equity shares were sold. The Company received net proceeds of $9,720,000 (net of $124,000 expenses of the offering). All shares sold were made effective April 1, 1996, for patronage participation.

     The board of directors elected on April 18, 1996, to terminate the stock offering. On July 3, 1996, the Company filed a post-effective amendment to the registration statement to deregister the remaining 419 membership shares and 281,992 equity shares.

     The Company has used the proceeds of the sale for mill expansion expenditures and temporary debt reduction.

NOTE 8.  REDEEMABLE PREFERRED STOCK

     Each share of preferred series A stock entitles its holder to receive a

6% cumulative dividend accrued from the date of issuance and payable upon declaration of the board of directors.

     Pursuant to an agreement with the holder of series A preferred stock, on August 1, 1995, the Company paid all accrued dividends and, effective quarterly beginning November 1, 1995, shall redeem 500 shares at par value of $100 per share, plus accrued dividends. The Company, at its discretion, may increase the number of shares redeemed at any quarterly installment. The Company may postpone quarterly redemptions if the equity level falls below an acceptable level set by the Bank, shortages in working capital or for unforeseen short-term business opportunities.

     Each share of preferred series B stock entitles its holder to receive an annual cash dividend at the rate of $2.00 per share, when and as declared by the board of directors. Dividends on the preferred series B stock shall not accumulate if not declared by the board.

     Two thousand two hundred fifty (2,250) shares of the preferred series B stock may be redeemed, in whole or in part, at the option of the Company at any time after August 1, 1997, at the redemption price of $100 per share, plus any declared but unpaid dividends. On or after August 1, 1997, the stockholder may require the Company to redeem all or a said portion of the shares for $100 per share, plus any declared but unpaid dividends, if both (1) the equity exclusive of the preferred series A and B stock is 40% or greater of the total capital as of July 31, 1997, and (2) the Company made dividend payments on the equity stock for the year ended July 31, 1997.

     Four hundred fifty (450) shares of the preferred series B stock are governed by a repurchase agreement obligating the Company to repurchase their shares as of September 1, 1998, at the par value of $100 per share, plus any declared but unpaid dividends. These shares may be redeemed by the Cooperative on or after August 1, 1997, in agreement with the terms stated above.

NOTE 9.  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1994, the Company implemented a 401 (k) plan covering employees who have reached 21 years of age and who have completed three months of service. Effective January 1, 1995, the eligibility requirement to the plan was amended to cover all employees who have reached 21 years of age and completed one year of service as defined in the plan document. The amount to be contributed annually by the Company is discretionary. Contributions by the Company were $28,000, $25,000 and $8,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

NOTE 10.  INCOME TAXES

     The Company is a non-exempt cooperative as defined by Section 1381(a)(2) of the Internal Revenue Code. Accordingly, net margins from business done with member patrons which are allocated and paid as prescribed in Section 1382 of the code will be taxable to the members and not to the Cooperative. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Cooperative shall have taxable income subject to corporate income tax rates.

     Tax expense in 1996 represents taxes paid to various states pursuant to their respective tax provisions. The benefit from income taxes in 1995 and 1994 represents amounts refunded due to the carryback of a non-member operating loss.

     Certain temporary differences exist between financial statement and income tax reporting purposes that also create a difference in the amount of patronage income determined on either basis. As these differences are ultimately allocated to the members through patronage allocations, no deferred taxes are provided for these temporary differences.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company's financial instruments. Accordingly, fair values are based on judgements regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgement, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     The carrying amount of cash and cash equivalents, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

     The Company believes it is not practical to estimate the fair value of the securities of non-subsidiary cooperatives without incurring excessive costs because there is no established market for these securities and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the non-subsidiary cooperatives.

     Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 1996.

NOTE 12.  OPERATING LEASES

     The Company leases warehouse facilities in North Dakota. These leases call for monthly payments of $18,000 per month, with expirations in 1998. It has signed a binding letter of intent to lease additional warehouse facilities currently under construction. It is anticipated to occupy these facilities in late 1996, with additional lease payments scheduled at $24,000 per month, with expiration in 2001.

     The Company also leases various items of equipment which call for monthly payments of $7,000 and expiration dates ranging from 1997 to 2001. Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

    Twelve months ending
          July 31,
    --------------------
            1997                                      $      482
            1998                                             540
            1999                                             375
            2000                                             319
            2001                                             302

     Lease expense totalled $304,000, $169,000 and $48,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

     The Company has mill and pasta expansion projects aggregating $20 million, scheduled for completion from September 1996 through July 1997. It has signed commitments for the construction of additional facilities and the purchase of equipment necessary for these expansions. Term debt will be issued to finance these expansions. The company has been granted a complete property tax exemption on real property constructed in this expansion for five years beginning in 1997 and a partial exemption for an additional four years thereafter.

     The Company has an agreement to engage another pasta company as a co-packer for up to seven million pounds of pasta annually for two years commencing June 15, 1996.

     On January 1, 1996, the Company became self-insured with respect to certain employee medical costs. Terms of the plan include a stop-loss provision which limits the Company's liability to $20,000 per claim with an aggregate stop-loss maximum totalling approximately $300,000.

     The Cooperative is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 15.  SUBSEQUENT EVENT

     Subsequent to July 31, 1996, the Board of Directors authorized a qualified patronage allocation to members in the amount of $1,799,806, a non-qualified patronage allocation to members of $413,377 and the recovery of the prior years' accumulated unallocated deficit of $421,352. The total amount of the qualified patronage allocation is intended to be paid in cash.

     Cooperative organizations have 8 1/2 months after their fiscal year-end to make such allocations in the form of written notices of allocation or cash. As such, these allocations are normally reflected in the financial statements in the period in which such allocations are declared by the Board of Directors. Accordingly, the allocations noted above are not reflected in the accompanying financial statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

     The Board of Directors consists of a member/director from each of the Company's nine geographic districts, elected by other holders of membership stock from that district. Officers are elected annually by the Board of Directors. In preparation for the 1997 members' meeting, and triennially thereafter, the Bylaws require that the incumbent Board of Directors appoint a redistricting committee to review and recommend changes in the boundaries of the districts necessary or appropriate to maintain equitable representation of not more than a fifteen percent variance of the number of members in each district. If the Board of Directors approves the recommendations of the committee, the recommendation will be submitted to the members for approval, rejection or modification.

     The table below lists the current directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the years indicated in the table below.

     Name and Address                  Age       District         Term Expires
     John S. Dalrymple, III             48     Cass-Barnes            1997
     P.O. Box 220                              Number 4
     Casselton, ND  58012

     Allyn K. Hart                      56     Northeast              1999
     RR 1, Box 61                              Number 6
     Wales, ND  58281

     Roger A. Kenner (1)                46     Lake Region            1998
     RR 2, Box 53                              Number 8
     Leeds, ND  58346

     James F. Link                      68     Southeast              1997
     1304 4th Street North                     Number 3
     Wahpeton, ND  58075

     Eugene J. Nicholas                 50     North Central          1998
     RR 1                                      Number 7
     Cando, ND  58324

     John D. Rice, Jr. (1)              41     Durum Triangle         1997
     RR 2, Box 104                             Number 9
     Maddock, ND  58348

     Jeffrey O. Topp                    37     South Central          1998
     RR 1, Box 23                              Number 2
     Grace City, ND  58445

     Curtis R. Trulson                  44     Western                1999
     RR 1, Box 62                              Number 1
     Ross, ND  58776

     Michael E. Warner                  46     East Central           1999
     RR 2, Box 119                             Number 5
     Hillsboro, ND  58045

(1)   Mr. Kenner and Mr. Rice are first cousins.

     John S. Dalrymple III has been chairman of the Board of Directors of the Company since 1991. He has been a state representative since 1984. Mr. Dalrymple also is Chairman of the House Appropriations Committee and Chairman of the Budget Section of the North Dakota House of Representatives. Mr. Dalrymple also serves on the board of directors of U.S. Durum Growers Association. He has been a farmer in the Casselton area since 1971. He received a bachelor of arts in American Studies from Yale University.

     Allyn K. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier area since 1961. He is secretary and a member of the board of directors of Cavalier County Job Development Authority. Mr. Hart also serves on the board of directors of Maple Manor Nursing Home. Mr. Hart received a bachelor of science from North Dakota State University.

     Roger A. Kenner has been a director of the Company since 1991. He is the State Chairman of the North Dakota Simmental Association. He also serves on the board of directors of North Dakota State University President's Advisory Council and the North Dakota Certified Seed Producer. He has been a farmer in Leeds since 1964. Mr. Kenner received a bachelor of science in 1971 from North Dakota State University.

     James F. Link has been a director of the Company since 1991. Mr. Link has served on the boards of directors of Farm Credit and Minn-Dak Farmers Cooperative. Mr. Link served on the Pro-Gold Corn Plan Development Committee. He has been a farmer in the Wahpeton area since 1947.

     Eugene J. Nicholas has been a director of the Company since 1991. Mr. Nicholas has been a state representative since 1974. He serves as chairman of the North Dakota House of Representatives Agriculture Committee. Mr Nicholas also serves on the boards of directors of the U.S. Durum Growers Association, Towner County Bank, Cando, and the Durum Triangle Economic Development Committee. Mr. Nicholas received a bachelor of science in Business Economics from North Dakota State University.

     John D. Rice, Jr. is the vice chairman of the Board of Directors of the Company and has been a director of the Company since 1991. Mr. Rice currently serves on the board of directors of the National Bank, Harvey, N.D., and as clerk of the Educational Trust. He also served on the boards of directors of National Pasta Association and U.S. Durum Growers Association. Mr Rice also serves as a trustee for Maddock Zion Lutheran Church. He has been a farmer in the Maddock area since 1968. Mr. Rice received an associate of science in agricultural economics from North Dakota State University.

     Jeffrey O. Topp has been a director of the Company since 1991. He is also president of the Eddy County Agriculture Improvement Association. He is a partner of T-T Ranch. He has been a farmer in the Grace City area since 1978.

     Curtis R. Trulson has been secretary/treasurer of the Board of Directors and a director of the Company since 1991. He serves on the board of directors of the North Dakota Grain Growers Association and previously served on the board of directors of the National Association of Wheat Growers. He has been a farmer in Montrail County, North Dakota, since 1975. Mr. Trulson received a bachelor of science in Business Administration from the University of North Dakota.

     Michael E. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer since 1967 and is currently owner/operator of Mike Warner Farm near Hillsboro, North Dakota. Mr. Warner is chairman of the board of directors of Northern Plains Consortium, a regional development group. He also serves on the boards of directors of American Crystal Sugar Company of Moorhead, Minnesota, Warner Equipment Co., and Meritcare Health Systems of Fargo, North Dakota. Mr. Warner received a bachelor of science in pharmacy from North Dakota State University.

Directors Compensation

     The Board of Directors meets monthly. The Company provides its directors with compensation consisting of (i) a per diem payment of $200 ($250 for the Chairman of the Board) for any day on which a director partakes of activities on the Company's behalf, including board meetings and other Company functions, (ii) a monthly stipend of $200, and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

Company Management and Key Employees

     The table below lists the principal managers of the Company, none of whom owns any Membership Stock or Equity Stock.

          Name               Age       Position
     Timothy J. Dodd          41     President and General Manager
     Thomas P. Friezen        37     Vice President, Finance
     Gary E. Mackintosh       44     Vice President, Sales and Marketing
     David E. Tressler        42     Plant Superintendent
     Harlan W. Jemison        67     Vice President, Ingredient and
                                       Foodservice Sales

     Timothy J. Dodd is the President and General Manager of the Company. Prior to joining the Company in December 1991, he had been since 1988 the vice president of manufacturing of the American Italian Pasta Co., a durum milling and pasta production company located in Missouri. He received a bachelor of science in Milling Science and Management from Kansas State University.

     Thomas P. Friezen joined the Company in April 1995. From 1991 to April 1995 he was the Accounting Supervisor at Arizona Electric Power Cooperative, an electricity generation and transmission company. Prior to that Mr. Friezen was the Accounting Manager at Williston Basin Interstate Pipeline, a natural gas transmission company. He received a bachelor of science in accounting from University of Mary, Bismarck, North Dakota and is a certified public accountant.

     Gary E. Mackintosh has been with the Company since December 1991. From 1988 to 1991 he was director of retail sales at American Italian Pasta Co. From 1978 to 1988 he was regional sales manager for The Prince Company, a pasta manufacturer. He received a bachelor of business in administration from The Barney School, University of Hartford, Connecticut.

     David E. Tressler joined the Company in February 1992 as Project Engineer. He received a bachelor of science degree in Industrial Engineering from Iowa State University at Ames, Iowa. Prior to joining the Company, Mr. Tressler worked as a director of engineering at American Italian Pasta Co., where he was responsible for monitoring the completion of the initial pasta plant. From 1977 to 1988 he was plant engineer at International Multi-Foods, Inc.

     Harlan W. Jemison has been involved in ingredient and foodservice sales for the Company since September, 1992. Prior to joining the Company, from 1991 to 1992 he was national sales manager for Shade Pasta Company. In 1990 he was director of Foodservice Sales at American Italian Pasta Co. From 1969 to 1990 Mr. Jemison was national sales manager - food service for CPC International, a food products manufacturer. He attended the University of Washington and Syracuse University Advanced Business Management and Marketing School.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table summarizes the amount of compensation paid to the Company's President and General Manager for services rendered to the Company during the fiscal years ended July 31, 1996, 1995 and 1994. No other manager or employee of the Company has cash compensation during fiscal year ended July 31, 1996 which exceeded $100,000.

                                                          Other Annual
            Name            Year     Salary     Bonus     Compensation (1)
     Timothy J. Dodd,       1996    $120,000  $  1,426  $  1,800
     President and          1995     120,000       561     1,182
     General Manager        1994     120,000     2,000     1,349

(1)  Includes the Company's 401(k) matching contribution.

     Mr. Dodd's compensation is set by a sub-committee of the Board of Directors.

Compensation Plans

     The Board has considered, but not yet adopted a compensation plan for certain of its key employees. Precise terms have not yet been determined.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As a cooperative, each member (represented by ownership of one share of membership stock) has equal voting rights regardless of the number of equity shares owned. As of October 17, 1996, no director (or member designating a director) owns beneficially more than .75% of the Company's issued and outstanding membership stock and such directors, as a group, beneficially own 2.3%.

     As of October 17, 1996, no director (or member designating a director) owns beneficially more than three and one-half percent of the Company's issued and outstanding Equity Stock and such directors, as a group, beneficially own less than nine percent of the Company's issued and outstanding Equity Stock.

     To the best of the Company's knowledge, no other party beneficially owned more than five percent of the Company's Membership (Voting) Stock or Equity Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Each of the Company's directors is also an agricultural producer and a member of the Company. By virtue of their status as such members of the Company, each director sells durum wheat to the Company and receives payments for that durum wheat, including payments for wheat delivered in excess of the member's obligation to deliver durum wheat by virtue of the member's ownership of shares of Equity Stock. In prior years, such payments for durum wheat often exceed $60,000. However, such payments are received by the directors or the entities they represent on exactly the same basis as payments are received by other members of the Company for the delivery of their durum wheat. Except for the durum wheat sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

                                  PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statement Schedules

None.

Reports on Form 8-K

     The Company was not required to and did not file any reports on Form 8-K during the three months ended July 31, 1996.

Exhibits

* 3.1   Certified Articles of Incorporation of Dakota Growers Pasta Company
* 3.2   Bylaws of Dakota Growers Pasta Company
 10.1 Loan Agreement in the aggregate amount of $24,409,007.58 dated April 25, 1996, between the Company and St. Paul Bank for Cooperatives.
 10.2 Nonnegotiable Note of Dakota Growers Pasta Company in the principal amount of $5,000,000.00 dated April 25, 1996.
*10.3   Series A Preferred Stock Purchase Agreement dated October 28, 1992 between the Company and the State of North Dakota acting by and through North Dakota Future Fund, Inc., including Amendment to Preferred Stock Purchase Between Dakota Growers Pasta Company and North Dakota Future Fund dated August 26, 1995.
*10.4   Loan Agreement in the aggregate amount of $100,000 dated February 5,
          1993 between the Company and Dakota Central Telecommunications Cooperative.
*10.5   Promissory Note in the principal amount of $100,000 dated February 5,
          1993 between the Company and Dakota Central Telecommunications Cooperative.
*10.6   Loan Agreement in the aggregate amount of $100,000 dated February 5,
          1993 between the Company and Tri-county Electric Cooperative, Inc.
*10.7   Promissory Note in the principal amount of $100,000 dated February 5,
          1993 between the Company and Tri-county Electric Cooperative, Inc. **10.8 Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta
          Company, dated October 15, 1995
 10.9 Binding Letter of Intent to Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company, dated July 24, 1996
**10.10 Lease Agreement between Congress, Inc. and Dakota Growers Pasta
          Company, dated March 13, 1995
*10.11  Sample Broker Agreement between Dakota Growers Pasta Company and
          Sinco, Inc. dated May 1, 1995
 23.1 Consent of Independent Auditors, see Independent Auditor's Report on page 15.
 27     Financial Data Schedule, which is submitted electronically for information only and not filed.

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-99834), declared effective January 26, 1996.

** Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-99834), declared effective January 26, 1996. Confidential treatment was granted with respect to portions of these agreements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Dakota Growers Pasta Company

Date:  October 17, 1996                   /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                 Title                            Date
/s/ Timothy J. Dodd
------------------------
Timothy J. Dodd          President and General Manager     October 17, 1996
                         (Principal Executive Officer)

/s/ Thomas P. Friezen
------------------------
Thomas P. Friezen        Vice President, Finance           October 17, 1996
                         (Principal Financial and
                          Accounting Officer)

/s/ John S. Dalrymple III
------------------------
John S. Dalrymple III    Director                          October 17, 1996

/s/ John D. Rice Jr.
------------------------
John D. Rice Jr.         Director                          October 17, 1996

/s/ Curt R. Trulson
------------------------
Curt R. Trulson          Director                          October 17, 1996

/s/ Allyn K. Hart
------------------------
Allyn K. Hart            Director                          October 17, 1996

/s/ Roger A. Kenner
------------------------
Roger A. Kenner          Director                          October 17, 1996

/s/ James F. Link
------------------------
James F. Link            Director                          October 17, 1996

/s/ Eugene J. Nicholas
------------------------
Eugene J. Nicholas       Director                          October 17, 1996

/s/ Jeffrey O. Topp
------------------------
Jeffrey O. Topp          Director                          October 17, 1996

/s/ Michael E. Warner
------------------------
Michael E. Warner        Director                          October 17, 1996

Exhibit 10.1
                                                     Date Approved 04/25/96


                         ST. PAUL BANK FOR COOPERATIVES

                                 Loan Agreement

Borrower:                                           Application No. S-26214

DAKOTA GROWERS PASTA COMPANY
CARRINGTON, NORTH DAKOTA

     New Loan                                 Present Loans
$5,000,000 - Seasonal Loan
                                         $16,487,656.44 - Term Loan
                                           2,921,351.14 - Term Loan


                         Total Loans
                  $ 5,000,000.00 - Seasonal Loan, Note No. 22140
                   16,487,656.44 - Term Loan, Note No. 33060
                    2,921,351.14 - Term Loan, Note No. 33070
                   -------------
                  $24,409,007.58 - Total

The St. Paul Bank for Cooperatives (the "Bank") and Borrower agree to the above loans (the "Loans") to the Borrower. The Borrower's present indebtedness to the Bank and/or commitments outstanding (entitled Present Loans in the above heading) are consolidated and are made subject to all the terms and conditions of this loan agreement.

I.    NOTES AND SECURITY
      Advances under this loan agreement, together with any existing indebtedness of the Borrower to the Bank, shall be evidenced by a promissory note or notes acceptable to the Bank, and shall be secured to the extent of all collateral presently held by the Bank, including but not limited to all real estate mortgages and security agreements. All property under lien to the Bank as security for the Loans shall be collateral for all indebtedness of the Borrower to the Bank.

II.   LIMITATION ON ADVANCES
      A. The total Seasonal Loan outstanding under this or any loan agreement between the Bank and the Borrower shall not exceed the amount shown in the above heading.
      B. Advances on the Seasonal Loan shall not exceed the sum of the following collateral values based on collateral reports to be submitted monthly (or more often at Borrower's discretion) in such form as required by the Bank:

         1.  One hundred percent (100%) of cash on hand.
         2. Eighty percent (80%) of accounts receivable acceptable to the Bank and not older than forty-five (45) days from the date of invoice.
         3. Sixty-five percent (65%) of the net market value (market value less selling expenses) of owned inventories of grain, semolina, flours, millfeeds, and finished pasta.

III.  INTEREST
      All outstanding balances hereunder shall bear a rate of interest as the Bank shall from time to time prescribe, provided, however, the fixed amounts shall bear such rates of interest as described in the statements (as defined in the "FIXED RATE SEASONAL ADVANCES AND MATURITIES" and "CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES" sections of this loan agreement).

      Interest on the Loans shall be payable on the last day of each calendar quarter or as the Bank may specify.

IV.   FIXED RATE SEASONAL ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Fixed Rate Seasonal Loan Program, and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any seasonal loan indebtedness (the "fixed amount") made under this loan agreement as follows:

      A.  The minimum fixed amount shall be $100,000.
      B. Each fixed amount and each selected pricing maturity date will be treated as a separate indebtedness for interest rate designation and interest billing purposes.
      C. Fixed amount pricing maturities shall not be less than 15 days nor greater than 180 days from the day of advance to be based on the maturity selection of the Borrower, however, all fixed amounts shall have pricing maturities no later than September 30, 1997.
      D. The Borrower may receive same day interest rate quotes if a firm request is placed and accepted by the Bank before 12:01 p.m. (Central Time) on any business day. A firm request is one placed by telephone or in writing by an authorized representative of the Borrower.
      E. Fixed amounts shall be automatically converted to the variable rate seasonal loan at maturity.
      F. Fixed amounts cannot be repaid or repriced by the Borrower prior to their respective pricing maturity dates without being subject to prepayment penalties. Such penalties shall be determined according to a methodology specified by the Bank which preserves the Bank's yield on the fixed amount prepaid or repriced and which is based upon the difference between the Bank's cost of like funds to pricing maturity at the time of prepayment and the existing fixed rate on the fixed amount.
      G. Each fixed amount shall be summarized in the Daily Activity Statement (the "statement") to the Borrower. Each statement shall reference and confirm at least the following:
         1.  Note No. 22140.
         2.  The fixed amount and its Contract No.
         3.  The rate of interest.
         4.  The effective date.
         5.  The pricing maturity date.
      H. The Borrower agrees that the statement shall verify the understanding reached by the parties, and that the Borrower shall be bound by the statement without its signature; provided, however, if there is an error reflected in the statement, the Borrower shall notify the Bank of the error within five days after receipt of the statement and an appropriate correction will be made.
      I. If there is a question on the interest rate applicable to the fixed amount, the rate as established by the Bank for such amounts shall be controlling.

V.    CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Customer Managed Fixed Rate Term Program and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any term loan indebtedness (the "fixed amount") under this loan agreement as follows:

      A.  The minimum fixed amount shall be $1,000,000.
      B. Each fixed amount and each selected pricing maturity date shall be treated as a separate indebtedness for interest rate designation and interest billing purposes.
      C. Fixed amount pricing maturities shall be for a minimum maturity of 30 days and a maximum of ten years.
      D. The Borrower shall have indebtedness under the variable rate term interest rate program or priced maturing fixed amounts against which to apply scheduled term loan payments as set forth in the "REPAYMENT" section of this loan agreement.
      E. The Borrower's selection of loan interest rate quotes and pricing maturities must be communicated to the Bank by 2:00 p.m. (Central Time) on the day prior to the fixed amount advance. If this selection deadline is not met, maturing fixed amounts shall automatically convert to the variable rate term loan.

      F. Fixed amounts cannot be repaid or repriced by the Borrower prior to their respective pricing maturity dates without being subject to prepayment penalties. Such penalties shall be determined according to a methodology specified by the Bank which preserves the Bank's yield on the fixed amount prepaid or repriced and which is based upon the difference between the Bank's cost of like funds to pricing maturity at the time of prepayment and the existing fixed rate on the fixed amount.
      G. Each fixed amount shall be summarized in the Daily Activity Statement (the "statement") to the Borrower. Each statement shall reference and confirm at least the following:
         1.  Note Nos. 33060 or 33070.
         2.  The fixed amount and its Contract No.
         3.  The rate of interest.
         4.  The effective date.
         5.  The pricing maturity date.
      H. The Borrower agrees that the statement shall verify the understanding reached by the parties, and that the Borrower shall be bound by the statement without its signature; provided, however, if there is an error reflected in the statement, the Borrower shall notify the Bank of the error within five days after receipt of the statement and an appropriate correction will be made.
      I. If there is a question on the interest rate applicable to the fixed amount, the rate as established by the Bank for such amounts shall be controlling.

VI.   BANK OF NORTH DAKOTA PARTICIPATION
      The Bank of North Dakota (the "BND") shall purchase all advances and shall receive all principal and interest repayments on Term Loan, Note No. 33070 in accordance with the Participation Agreement between the Bank and the BND. Term Loan, Note No. 33070 shall be a non-patronage loan and the Borrower will not be required to purchase equities in the Bank nor be entitled to patronage refunds from the Bank as a result of the balances on Term Loan, Note No. 33070.

VII.  FINANCIAL CONDITIONS
      While this loan agreement is in effect, the Borrower agrees to comply with the following financial conditions:

      A. Cash Patronage: The Borrower will pay cash patronage in amounts necessary to qualify its patronage refunds as a qualified patronage dividend as defined in the Internal Revenue Code.
      B. Dividends: The Borrower will not pay cash dividends n capital stock in excess of minimum requirements, as stated in the Borrower's by-laws and/or stock certificates, without the prior written consent of the Bank, which will not be unreasonably withheld.
      C. Revolvement of Equities: The Borrower may not revolve, or otherwise pay out, any owner equity if such action would cause one or more of the "FINANCIAL CONDITIONS D, E, or F" under this loan agreement to be in a noncompliance position without the prior written consent of the Bank, which will not be unreasonably withheld.
      D. Current Ratio: The Borrower will maintain a current ratio (current assets:current liabilities) of not less than 1.25:1.
      E. Net Ownership Ratio: The Borrower will maintain a net ownership ratio (total equity divided by the sum of current assets minus current liabilities plus net fixed assets plus other assets) of not less than forty
(40) percent.
      F. Debt Service Coverage Ratio: The Borrower will maintain a debt service coverage ratio of not less than 1.0 calculated at fiscal year-end 1996 and maintain a debt service coverage ratio of not less than 1.25, thereafter. The debt service coverage ratio shall be calculated as follows:

        After-tax net income

        Add:         Depreciation and Amortization Expense
        Less:        Deferred Patronage Received
                     Cash Patronage Declared Payable

                     Extraordinary Gains
        Equal to:    Adjusted Income from Operations
        Divided by:  Current Maturities of Long-Term Liabilities
                     (including principal on capitalized and operating leases)
        Equals:      Debt Service Coverage Ratio

VIII. GENERAL CONDITIONS
      While this loan agreement is in effect, the Borrower agrees to comply with the following conditions:
      A. Eligibility Status: The Borrower will maintain its status as an eligible borrower as defined in the Farm Credit Act of 1971, as amended (12 U.S.C. 2129).
      B. Stock Investment: The Borrower will purchase equities of the Bank in such amounts as prescribed by the Bank's capital plan and any amendments to the plan.
      C. Insurance: The Borrower will maintain business and property insurance with financially sound insurers, in amounts sufficient to protect the Loans. The Borrower will maintain all appropriate grain licenses and all required grain buyers' and warehouse bonds.
      D. Financial Information: The Borrower will furnish the Bank audited annual financial statements prepared in accordance with GAAP, and acceptable auditors' reports, within 120 days after the end of each fiscal year, annual operating budgets within 60 days after the end of each fiscal year, monthly financial statements prepared in accordance with GAAP within 30 days after the end of each month, and such other information as the Bank may request relative to the Borrower's business, and permit such examination of its books and records as the Bank may specify. The Borrower also agrees that parties preparing such financial information are authorized to release to the Bank such financial information as the Bank may request.
      E. Collateral Reports: The Borrower will furnish the Bank collateral reports to be submitted in such form and frequency as required by the Bank.
      F. Negative Pledge: The Borrower will not mortgage, pledge, assign, or grant security interests in any assets to any other party without the prior written consent of the Bank, which will not be unreasonably withheld.
      G. Corporate Documents: The Borrower will not amend its articles of incorporation, by-laws, growers agreement, nor its grain delivery payment policies without the consent of the Bank, which will not be unreasonably withheld.
      H.  Environmental Representations, Conditions, and Indemnity Clause:
Except as disclosed in writing to the Bank, the Borrower represents and agrees to the following:
          1. Hazardous Material Notice: The Borrower represents that it has not received a notice from any governmental agency or other persons nor is there any present or threatened suit, investigation, or other proceeding, with regard to Hazardous Materials (defined in paragraph 7 below) on, in, or affecting its owned or leased property. It shall immediately give the Bank oral and written notice if it receives such a notice.
         2. No Violation of Environmental Laws: The Borrower has not and will not violate any federal, state, or local environmental laws relating to or affecting its owned or leased property, which violation would have a material affect on the Borrower's business or materially affects the value of the collateral.
         3. No Releases of Hazardous Material: There has been no release, nor shall the Borrower permit any release, of such nature requiring notification to proper authorities of any Hazardous Material onto the Borrower's owned or leased property.
         4. Storage Tank Registered; No Leaks: All above ground and underground storage tanks have been duly registered with all applicable federal, state and local government authorities. The Borrower has no knowledge of any leaks from any of its above ground or underground storage tanks.
         5. Investigation of Released Hazardous Materials: If there is a suspected release of Hazardous Materials, the Borrower shall, at its own expense conduct all investigations, testing, and other actions, including an environmental audit made at the Bank's request, necessary to determine the extent (if any) of the release of Hazardous Materials and to clean up and remove all Hazardous Material in accordance with environmental laws.
        6. Indemnity: The Borrower agrees to indemnify, hold harmless, and defend the Bank against all claims of whatever kind (including attorneys'. consultants', and experts' fees) paid or asserted against the Bank as a direct result of the Borrower's violation of any environmental law. This indemnity shall continue for the benefit of the Bank after the termination of this loan agreement or other loan or security documents.
         7. Definition: Hazardous Material is defined as any toxic, radioactive, or hazardous substance, material, waste, pollutant, emission, or contaminant, including but not limited to : (a) asbestos, (b) urea formaldehyde, (c) the group of organic compounds known as polychlorinated biphenyls (PCBs), (d) any petroleum product and byproduct including but not limited to gasoline, fuel oil, crude oil, and the various constituents of such products, and (e) pesticides, fertilizers, and other agricultural chemicals.

IX.   REPAYMENT
      The indebtedness arising from the Loans shall be repaid as follows:
      A. The Seasonal Loan, Note No. 22140, of not to exceed $5,000,000 shall mature on March 31, 1997; provided, however, the Borrower shall make such payments from time to time as may be required to maintain the loan within the limits set forth in the "LIMITATION ON ADVANCES" section of this loan agreement; provided further, any balances outstanding under the fixed rate seasonal loan provisions shall mature as specified in the statement. Any outstanding fixed amounts as of March 31, 1997 shall be repaid no later than September 30, 1997.
      B. The Term Loan Note Nos. 33060 and 33070, of $19,409,007.58 shall be repaid by quarterly principal payments of Six Hundred Eighty-Five Thousand Dollars ($685,000) each, to be remitted to the Bank on or before March 31, June 30, September 30, and December 31 of each year; provided, however, that if the Borrower is not in default, it shall not be required to make payments that would accelerate the repayment of fixed interest rate balances.
Repayment shall be pro rated eighty-five percent (85%) to Term Loan, Note No. 33060 and fifteen percent (15%) to Term Loan, Note No. 33070. All outstanding balances shall be repaid by December 31, 2004.

      In the absence of instructions from the Borrower, or if the Borrower is in default, the Bank at its discretion, may apply repayments to the reduction of any of the indebtedness outstanding between the Bank and the Borrower.

X.    LATE FEE PENALTY
      Payments received fifteen (15) calendar days after the scheduled repayment date are subject to a late payment penalty equal to 1% of the past due amount but not less than $25.00 per transaction.

XI.    EXPIRATION
       The unadvanced portion of the Loans shall be cancelled as indicated below; provided, however, the Bank may, at its option, extend the expiration date of the Loans and the maturity date of the Seasonal Loan without notice to or consent of the Borrower.

          Seasonal Loan, Note No. 22140 - March 31, 1997

XII.   REINSTATEMENT
       In order to facilitate repayments and reborrowings under this loan agreement, the bank is authorized to reinstate all sums repaid on the Seasonal Loan through the expiration date specified in this loan agreement; provided, however, that the total amount outstanding under this loan agreement shall not exceed the face amount of the Seasonal Loan, and provided, further, that the right of the Borrower to such reinstatement may be denied and cancelled at any time at the option of the Bank.

XIII.  DEFAULT PROVISION
       If the Borrower shall fail to pay when due any amount on any of the Loans under this loan agreement, or on any other indebtedness of the Borrower secured hereby, or fail to observe or perform any of the provisions or representations of this loan agreement, or of any security agreement or mortgage, or shall be subject to the jurisdiction of a bankruptcy court whether by a voluntary filing or involuntary action, the Borrower shall be in default. When the Borrower is in default, the Bank may declare by written notice to the Borrower that the Loans and other indebtedness are immediately due and payable. The Bank may then terminate its commitment to lend and cancel any reinstatement rights provided to the Borrower under this loan agreement, and proceed to enforce payment and exercise any or all of the rights afforded to the Bank by law or agreement. Upon demand, and as permitted by law, the Borrower shall reimburse the Bank for all attorneys' fees and costs incurred by the Bank in protecting or enforcing its rights or collateral, including reasonable attorneys' fees incurred by the Bank in a bankruptcy or receivership proceeding or in enforcing any judgment against the Borrower.

XIV.   ACCEPTANCE
       This loan agreement is the full agreement under the terms and conditions of the Loans. It shall not be modified except in writing, and shall not become effective unless the Borrower shall, within 60 days from date, signify its acceptance of these terms and conditions by signing and returning a copy of this loan agreement to the Bank.

       BY DIRECTION of the loan committee this 25th day of April, 1996.

       ST. PAUL BANK FOR COOPERATIVES

       By /s/ Marvin L. Lindo
       Its Senior Vice President

       ACCEPTED AND AGREED TO:

       DAKOTA GROWERS PASTA COMPANY
       CARRINGTON, NORTH DAKOTA

       By /s/ Tim Dodd
       Its President
       Date  4/26/96

Exhibit 10.2

                            NONNEGOTIABLE NOTE OF
                        DAKOTA GROWERS PASTA COMPANY
                          CARRINGTON, NORTH DAKOTA

                               Note No. 22140

$5,000,000.00                                                April 25, 1996

     For value received, the undersigned ("Maker") promises to pay to the St. paul Bank for Cooperatives ("Bank"), at its office in the City of St. Paul, Minnesota, the sum of Five Million and no/100 Dollars ($5,000,000.00) with interest on the unpaid balance at a variable rate of interest which may increase or decrease as the Bank may, from time to time, determine as provided in the Loan Agreement of even date between the Maker and the Bank. The unpaid balance of this note, with accrued interest, and required equity purchases, may be paid at any time subject to a prepayment penalty, if any, in accordance with the terms of the Loan Agreement between the Bank and Maker.

     This note shall at all times evidence and constitute prima facie proof of the indebtedness of the Maker to the bank or its successors or assigns, of such amount of money (not in excess of the amount of the principal indebtedness stated above plus accrued interest and required equity purchases) as shown to be owing by the records of the Bank, or its successors or assigns.

     In the event that suit is brought on this note, the Maker agrees to pay such reasonable attorneys' fees and costs of collection as permitted by law to be charged.

     The maker hereby waives presentment for payment, demand, protest, notice of protest, and notice of dishonor and nonpayment of this note.

     If requested by the Bank, its successors or assigns, the Maker agrees to deliver in substitution for this note, a negotiable note for the amount of the unpaid balance of Maker's indebtedness, plus accrued interest and required equity purchases.


                                              DAKOTA GROWERS PASTA COMPANY

                                              By /s/ Timothy J. Dodd
                                                   Its President

                                              By /s/ Thomas P. Friezen
                                                   Its Vice President, Finance

Exhibit 10.9

                      Binding Letter of Intent to Lease

July 24, 1996


Landlord:   RLN Leasing, Inc.
            2719 40th Avenue North
            Fargo, North Dakota 58102

Tenant:     Dakota Growers Pasta Company
            One Pasta Avenue
            Carrington, North Dakota 58421

Premises:   94,380 Square Feet, made up of:
            One contiguous section 450' long by 200' wide (90,000 sq. ft.);
            a connecting section of 120' long by 36.5' wide (4,380 sq. ft.).
            This section is an addition to the warehouse located at:
            4001 32nd Street North, Fargo, North Dakota.

Term:       60 months from date of occupancy.

Rate:       xxxx per square foot, on an annual basis.
            xxxx annually, with monthly installments of xxxx due and payable on the first day of each month. If the first month is a partial month, the rent will be prorated accordingly.

RE Taxes:   Landlord to pay said taxes.

Insurance:  Landlord to insure the building.
            Tenant to insure contents.

Use: Storage of Pasta, pasta related products, and other related food items.

Utilities:  Landlord to pay for the electrical charges for heating and warehouse lighting, up to, but not in excess of the agreed upon annual maximum. Tenant and Landlord agree to set a reasonable annual maximum on electrical usage for the warehouse portion. Landlord to pay for water and sewer for normal warehouse uses. Tenant shall pay for electrical usage for any office and or manufacturing processing. Tenant to pay for all garbage charges. Tenant shall pay for telephone services and alarm services.

            With regard to such items as care of premises, hazardous materials, restrictions, repairs and maintenance, alterations, assignments, and subleases, trade fixtures, additional insurance inspection by landlord, fire and casualty, eminent domain, terms of default, mortgage subordination, sale of landlord's interest, waiver of subrogation, remedies, and other contract details, these items will be similar, if not exact to the Indenture of Lease presently enforce between the aforementioned parties, on the 43,200 square feet of warehouse at the above listed address.

IN WITNESS WHEREOF, Landlord and Tenant have executed this binding letter of intent as of July 24, 1996.

LANDLORD:                                TENANT:

RLN LEASING, INC.                        DAKOTA GROWERS PASTA COMPANY

By:   /s/ Robert Nelson                  By:   /s/ Tim Dodd

Its:  President                          Its:  President/General Manager

Date: 7/24/96                            Date: 7/24/96