Form 10-Q
period 1996-10-31
DAKOTA GROWERS PASTA CO
filed 1996-12-13
CIK 1004154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended October 31, 1996

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,088 shares of membership stock, par value $125.00, and 4,904,034 shares of equity stock, par value $3.85, outstanding as of November 30, 1996.

FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                    October 31,
                                                       1996      July 31,
                                                    (Unaudited)    1996
                                                    ----------- -----------
                                                        (000's omitted)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $           $ 1,448
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $83,000 and $70,000 ..........................     6,349       4,874
   Accounts receivable from growers ...............       221         207
   Other receivables ..............................       129         116
                                                    ----------- -----------
   Total receivables ..............................     6,699       5,197
   Inventories ....................................     8,861       6,737
   Prepaid expenses ...............................       139         150
                                                    ----------- -----------
      Total current assets ........................    15,699      13,532

Property and equipment
   In service .....................................    39,182      39,167
   Construction in process ........................     5,631       1,152
   Accumulated depreciation .......................   ( 6,553)    ( 5,964)
                                                    ----------- -----------
      Net property and equipment ..................    38,260      34,355

Investment in St. Paul Bank for Cooperatives ......     1,710       1,710

Other assets ......................................       341         297
                                                    ----------- -----------
      Total assets ................................   $56,010     $49,894
                                                    =========== ===========




















                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                    October 31,
                                                       1996      July 31,
                                                    (Unaudited)    1996
                                                    ----------- -----------
                                                        (000's omitted)

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $    72     $    72
   Accounts payable ...............................     3,201       2,889
   Excess outstanding checks over cash on deposit .     3,051
   Accrued grower payments ........................     1,373       1,845
   Dividends payable ..............................     1,800           8
   Accrued liabilities ............................       965         534
                                                    ----------- -----------
      Total current liabilities ...................    10,462       5,348

Long-term debt, net of current portion ............    20,501      18,860
                                                    ----------- -----------
      Total liabilities ...........................    30,963      24,208
                                                    ----------- -----------
Redeemable preferred stock:
   Series A, 6%, $100 par value, issued 4,500
     shares at October 31, 1996 and 5,500 shares
     at July 31, 1996 .............................       450         550
   Series B, 2% non-cumulative, $100 par value,
     issued 2,700 shares ..........................       270         270
                                                    ----------- -----------
      Total redeemable preferred stock ............       720         820
                                                    ----------- -----------
Members' investment:
   Membership stock, $125 par value, issued 1,085
     shares at October 31, 1996 and 1,082 shares
     at July 31, 1996 .............................       136         135
   Equity stock, $3.85 par value, issued 4,904,034
     shares .......................................    18,881      18,881
   Additional paid in capital .....................     3,610       3,610
   Accumulated allocated earnings .................       413
   Accumulated unallocated earnings ...............     1,287       2,240
                                                    ----------- -----------
      Total members' investment ...................    24,327      24,866
                                                    ----------- -----------
      Total liabilities and members' investment ...   $56,010     $49,894
                                                    =========== ===========








                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                         October 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1996        1995
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $1,670,000 and $1,362,000 for 1996 and 1995,
   respectively) ..................................   $16,942     $11,568

Cost of product sold ..............................    15,018      10,148
                                                    ----------- -----------
      Gross proceeds ..............................     1,924       1,420

Marketing and general and administrative expenses .       360         319
                                                    ----------- -----------
      Operating proceeds ..........................     1,564       1,101

Other income (expense):
   Interest and other income ......................        22           4
   Capitalized interest ...........................        82
   Interest expense, net ..........................   (   395)    (   556)
                                                    ----------- -----------
Income before income taxes ........................     1,273         549

Income taxes expense ..............................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     1,273         549
Dividends on preferred stock ......................        13          11
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 1,260     $   538
                                                    =========== ===========
Average equity shares outstanding .................     4,904       3,116

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $   .26     $   .17
                                                    =========== ===========













                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                         October 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1996        1995
                                                    ----------- -----------
Cash flows from operating activities:
   Net income .....................................   $ 1,273     $   549
   Add (deduct) non-cash items:
     Depreciation and amortization ................       593         604
     Non-cash portion of patronage dividend .......    (   48)     (  137)
     Interest capitalized .........................    (   82)
   Changes in assets and liabilities:
     Trade receivables ............................    (1,475)     (  428)
     Accounts receivable from growers .............    (   14)     (   89)
     Other receivables ............................    (   13)         14
     Inventories ..................................    (2,124)     (1,053)
     Prepaid expenses and other assets ............        11         165
     Accounts payable .............................       312      (   47)
     Excess outstanding checks over cash on deposit     3,051         146
     Grower payables ..............................    (  472)     (  631)
     Retainage payable ............................                     8
     Other accrued liabilities ....................       431          55
                                                    ----------- -----------
      Net cash from (used in) operating activities      1,443      (1,174)
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............    (4,412)     (  188)
                                                    ----------- -----------
Cash flows from financing activities:
   Issuance of short-term debt ....................                 2,150
   Issuance of long-term debt .....................     1,650
   Payments on long-term debt .....................    (    9)     (  827)
   Preferred stock retired ........................    (  100)
   Dividends on preferred stock ...................    (   21)     (  116)
   Membership stock issued ........................         1
                                                    ----------- -----------
      Net cash from financing activities ..........     1,521       1,207
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................    (1,448)     (  155)
Cash and cash equivalents, beginning of period ....     1,448         155
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

   NOTE 2. The financial information included herein as at October 31, 1996, and for the three months ended October 31, 1996 and 1995, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1996, was derived from the Company's audited annual report for 1996. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect on the net results of operations.

   NOTE 3. Inventories of $8,862,000 at October 31, 1996, include raw materials of $3,411,000 and finished goods of $5,451,000. At July 31, 1996, inventories of $6,737,000 included raw materials of $2,384,000 and finished goods of $4,353,000.

   NOTE 4.  The Company's business is conducted on a cooperative basis.
Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code. For the three months ended October 31, 1996, net income allocable to patronage business was $1,318,000 compared to $551,000 for the period ended in 1995.

   NOTE 5. The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The weighted average number of equity shares was 4,904,034 for the three months ended October 31, 1996, and 3,116,026 for the three months ended October 31, 1995.

A qualified patronage allocation of $1,800,000, $.50 per bushel, was authorized by the Board of Directors in October 1996 and was distributed in November 1996. Additionally, $413,000, $.115 per bushel, was allocated to the members but not distributed, or qualified for income tax purposes.

A qualified patronage allocation of $935,000, $.308 per bushel, was authorized by the Board of Directors and distributed to members in November 1995.

   NOTE 6. In November 1996, the Company's loan agreement with the St. Paul Bank for Cooperatives was modified to add $18,000,000 in construction term loans with quarterly payments of $625,000 commencing September 30, 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

   The Company is a North Dakota agricultural cooperative and has 1,085 members at October 31, 1996. Membership in the Company is limited to agricultural producers whose operations are located within the states of North Dakota, Minnesota or Montana. The Company mills durum wheat into semolina, which is sold or used for the manufacture of the Company's pasta products. The pasta products are then marketed and sold by the Company. The Company also sells by-products of the milling process.

   The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices.

QUARTER ENDED APRIL 30, 1996 COMPARED TO QUARTER ENDED APRIL 30, 1995

   Revenues increased by $5,374,000, or 46%, as total pasta sales increased by 54%, offset in part by semolina sales which decreased as more semolina was used in pasta production and unavailable for outside sale. Most of the pasta increase was experienced in the retail segment. This segment, which increased by 106%, represented 51% of pasta sales for the quarter, compared with 37% last year. The increase was primarily due to the roll out of five significant new programs, mostly private label, and was also positively impacted by increased volume of several other existing private label programs. Pricing in the retail segment remains competitive; the average prices were essentially unchanged from last year's period. The ingredient segment experienced a 53% increase in pasta volumes, while the food service segment showed only a slight improvement. The increase in the ingredient segment was predominantly driven by greater sales to existing customers, although two new larger customers were added since last year. In the by-products area, increased prices for mill feed sales were negated by reduced prices for flour sales.

   Cost of product sold was up $4,870,000 primarily due to a 49% increase in pasta produced and purchased. These items totalled over $3.1 million of the increase. Price increases for packaging, ingredients (egg) and freight added $588,000 to the cost of product sold. The average cost of durum was up $.31 per bushel, adding an additional $280,000.

   Marketing and general and administrative expenses increased $41,000, primarily due to increased travel costs for the marketing department.

   Interest expense decreased $161,000 due to a $5.5 million decline in average borrowings, the result of the temporary pay down of debt utilizing the proceeds of the stock offering, and a .73% reduction in the average rate. The Company capitalized $82,000 of interest to the major expansion projects during the quarter.

   As a result of the above, net income increased $724,000, more than doubling from $549,000 last year to $1,273,000 for the quarter ended October 31, 1996.

                       LIQUIDITY AND CAPITAL RESOURCES

   The increased sales resulted in increases in receivables and inventories which exceeded net income before depreciation by $1.7 million. The Company's seasonal line of credit is more than adequate to fund these increases.

   For the three months ended October 31, 1996, purchases of property and equipment totalled $4.4 million, financed at October 31, 1996 by payables (outstanding checks in excess of cash on deposit) and a $1,650,000 increase in long-term debt. The Company anticipates expending an additional $15.3 million on expansion projects through July 1997. The Company's loan agreement with the St. Paul Bank for Cooperatives has been modified to provide $18,000,000 in construction financing on these projects.

Item 5.  Other Information

   None.

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



                                          Dakota Growers Pasta Company

Date:  December 9, 1996                   /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  December 9, 1996                   /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)

































