Form 10-Q
period 1997-01-31
DAKOTA GROWERS PASTA CO
filed 1997-03-17
CIK 1004154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended January 31, 1997

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,084 shares of membership stock, par value $125.00, and 4,904,034 shares of equity stock, par value $3.85, outstanding as of March 14, 1997.

FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                    January 31,
                                                       1997      July 31,
                                                    (Unaudited)    1996
                                                    ----------- -----------
                                                        (000's omitted)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $           $ 1,448
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $79,000 and $70,000 ..........................     6,371       4,874
   Accounts receivable from growers ...............       288         207
   Other receivables ..............................       152         116
                                                    ----------- -----------
   Total receivables ..............................     6,811       5,197
   Inventories ....................................     9,037       6,737
   Prepaid expenses ...............................       102         150
                                                    ----------- -----------
      Total current assets ........................    15,950      13,532

Property and equipment
   In service .....................................    44,434      39,167
   Construction in process ........................     2,820       1,152
   Accumulated depreciation .......................   ( 7,203)    ( 5,964)
                                                    ----------- -----------
      Net property and equipment ..................    40,051      34,355

Investment in St. Paul Bank for Cooperatives ......     1,710       1,710

Other assets ......................................       390         297
                                                    ----------- -----------
      Total assets ................................   $58,101     $49,894
                                                    =========== ===========






















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                    January 31,
                                                       1997      July 31,
                                                    (Unaudited)    1996
                                                    ----------- -----------
                                                           (000's omitted)

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $ 2,428     $    72
   Accounts payable ...............................     2,885       2,889
   Excess outstanding checks over cash on deposit .     1,763
   Accrued grower payments ........................       766       1,845
   Dividends payable ..............................                     8
   Accrued liabilities ............................       900         534
                                                    ----------- -----------
      Total current liabilities ...................     8,742       5,348

Long-term debt, net of current portion ............    22,358      18,860
                                                    ----------- -----------
      Total liabilities ...........................    31,100      24,208
                                                    ----------- -----------
Redeemable preferred stock:
   Series A, 6%, $100 par value, issued 4,000
     shares at October 31, 1996 and 5,500 shares
     at July 31, 1996 .............................       400         550
   Series B, 2% non-cumulative, $100 par value,
     issued 2,700 shares ..........................       270         270
                                                    ----------- -----------
      Total redeemable preferred stock ............       670         820
                                                    ----------- -----------
Members' investment:
   Membership stock, $125 par value, issued 1,087
     shares at January 31, 1997 and 1,082 shares
     at July 31, 1996 .............................       136         135
   Equity stock, $3.85 par value, issued 4,904,034
     shares .......................................    18,881      18,881
   Additional paid in capital .....................     3,610       3,610
   Accumulated allocated earnings .................       413
   Accumulated unallocated earnings ...............     3,291       2,240
                                                    ----------- -----------
      Total members' investment ...................    26,331      24,866
                                                    ----------- -----------
      Total liabilities and members' investment ...   $58,101     $49,894
                                                    =========== ===========










The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                         January 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1997        1996
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $1,752,000 and $1,155,000 for 1997 and 1996,
   respectively) ..................................   $15,915     $11,267

Cost of product sold ..............................    13,137       9,894
                                                    ----------- -----------
      Gross proceeds ..............................     2,778       1,373

Marketing and general and administrative expenses .       418         409
                                                    ----------- -----------
      Operating proceeds ..........................     2,360         964

Other income (expense):
   Interest and other income ......................         6           2
   Capitalized interest ...........................        81
   Interest expense, net ..........................   (   437)    (   615)
                                                    ----------- -----------
Income before income taxes ........................     2,010         351

Income taxes expense ..............................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     2,010         351
Dividends on preferred stock ......................         6          11
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 2,004     $   340
                                                    =========== ===========
Average equity shares outstanding .................     4,904       3,116

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $   .41     $   .11
                                                    =========== ===========















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS

                                                      Six Months Ended
                                                         January 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1997        1996
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $3,422,000 and $2,517,000 for 1997 and 1996,
   respectively) ..................................   $32,857     $22,835

Cost of product sold ..............................    28,155      20,042
                                                    ----------- -----------
      Gross proceeds ..............................     4,702       2,793

Marketing and general and administrative expenses .       778         728
                                                    ----------- -----------
      Operating proceeds ..........................     3,924       2,065

Other income (expense):
   Interest and other income ......................        28           6
   Capitalized interest ...........................       163
   Interest expense, net ..........................   (   832)    ( 1,171)
                                                    ----------- -----------
Income before income taxes ........................     3,283         900

Income tax expense ................................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     3,283         900
Dividends on preferred stock ......................        19          22
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 3,264     $   878
                                                    =========== ===========
Average equity shares outstanding .................     4,904       3,116

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $   .67     $   .28
                                                    =========== ===========















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                         January 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1997        1996
                                                    ----------- -----------
Cash flows from operating activities:
   Net income .....................................   $ 3,283     $   900
   Add (deduct) non-cash items:
     Depreciation and amortization ................     1,248       1,209
     Non-cash portion of patronage dividend .......    (  102)     (  171)
     Interest capitalized .........................    (  163)
   Changes in assets and liabilities:
     Trade receivables ............................    (1,497)     (2,096)
     Accounts receivable from growers .............    (   81)     (   93)
     Other receivables ............................    (   36)         25
     Inventories ..................................    (2,300)     (  474)
     Prepaid expenses and other assets ............        48      (  226)
     Accounts payable .............................    (    4)        670
     Excess outstanding checks over cash on deposit     1,763         305
     Grower payables ..............................    (1,079)     (  951)
     Other accrued liabilities ....................       366      (  419)
                                                    ----------- -----------
      Net cash from (used in) operating activities      1,446      (1,321)
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............    (6,772)     (  524)
                                                    ----------- -----------
Cash flows from financing activities:
   Issuance of short-term debt ....................     1,105       4,350
   Issuance of long-term debt .....................     4,770
   Payments on long-term debt .....................    (   21)     (1,649)
   Preferred stock retired ........................    (  150)     (   50)
   Dividends on preferred stock ...................    (   27)     (   22)
   Membership stock issued ........................         1
   Equity stock subscriptions received, net of
     expenses of stock offering ...................                (    4)
   Patronage distributions ........................    (1,800)     (  935)
                                                    ----------- -----------
      Net cash from financing activities ..........     3,878       1,690
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................    (1,448)     (  155)
Cash and cash equivalents, beginning of period ....     1,448         155
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........   $           $
                                                    =========== ===========







The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

   NOTE 1. ORGANIZATION - Dakota Growers Pasta Company ("the Company" or "the Cooperative") is organized as a farmers' cooperative for purposes of manufacturing food for human consumption from durum and other grain products. Net proceeds are allocated to patrons who are members on the basis of their participation in the cooperative.

The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at January 31, 1997, and for the six and three month periods ended January 31, 1997 and 1996, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1996, was derived from the Company's audited annual report for 1996. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

   NOTE 3. INVENTORIES - Inventories of $9,037,000 at January 31, 1997, include raw materials of $2,564,000 and finished goods and by-products $6,473,000. At July 31, 1996, inventories of $6,737,000 included raw materials of $2,384,000 and finished goods and by-products of $4,353,000.

   NOTE 4. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business. For the six months ended January 31, 1997, net income allocable to patronage business was $3,523,000 compared to $908,000 for the comparable period in 1995. For the three months ended January 31, 1997 and 1996, net income allocable to patronage business was $2,205,000 and $357,000, respectively.

   NOTE 5. EARNINGS AND DIVIDENDS - The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The weighted average number of equity shares was 4,904,034 for the six and three months ended January 31, 1997, and 3,116,026 for the six and three months ended January 31, 1996.

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

NOTE 6. INCOME TAXES - The Company is a non-exempt cooperative as defined by Section 1381 (a)(2) of the Internal Revenue Code. Accordingly, net margins from business transacted with member patrons which are allocated, qualified and paid as prescribed in Section 1382 of the code will be taxable to the members and not to the Company. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income tax rates. Cooperative organizations have 8 1/2 months after their fiscal year-end to make such allocations in the form of written notices of allocation or cash.

The Company has not established any provision for income taxes for the six months ended January 31, 1997.

   NOTE 7. LOAN AGREEMENT - In November 1996, the Company's loan agreement with the St. Paul Bank for Cooperatives was modified to add $18,000,000 in construction term loans with quarterly payments of $625,000 commencing September 30, 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

   The Company is a North Dakota agricultural cooperative and has 1,087 members at January 31, 1997. Membership in the Company is limited to agricultural producers whose operations are located within the states of North Dakota, Minnesota or Montana. The Company mills durum wheat into semolina, which is sold or used for the manufacture of the Company's pasta products.
The pasta products are then marketed and sold by the Company. The Company also sells by-products of the milling process.

   The Company's second mill became operational in late December 1996. The building addition is nearing completion. It is anticipated that the new pasta production lines will be operational in mid-May and mid-July 1997.

   The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices.

QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31, 1996

   Revenues increased by $4,648,000, or 41%, as total pasta produced increased by 34%, offset in part by semolina sales which decreased as more semolina was used in pasta production and unavailable for outside sale.

   Most of the pasta increase was experienced in the retail segment. Sales in this segment, which increased by 73%, represented 49% of pasta sales for the quarter, compared with 35% last year. The increase was primarily due to the roll out of three significant new private label programs, and was also positively impacted by increased volume of several other existing private label programs. The Company also experienced increasing sales in one of its retail branded programs. These were partially offset by the loss of two co-pack opportunities and significantly reduced government bid sales. While pricing in the retail segment remains competitive, the average sales price increased 8% over last year driven by the branded sales increase and the reduced co-pack and government volumes. The ingredient segment experienced a 34% increase in pasta volumes, while the foodservice segment dropped 24% from the same quarter last year. The increase in the ingredient segment was predominantly driven by expanding sales to one customer which was in the roll out phase last year. The foodservice sales decline can be attributed to two co-pack opportunities last year and reduced government bid sales.

   In the by-products sales, in addition to the reduction of semolina sales volumes, pricing for flour sales decreased corresponding with the durum price decline. Increased prices for mill feed sales were predominantly attributable to selling pelletized product.

   Cost of product sold was up $3,243,000 primarily due to a 43% increase in pasta produced and purchased. The volume increase represented $3.0 million of the increase. Price increases for packaging, ingredients (egg) and freight added $348,000 to the cost of product sold. The average cost of durum was down $.28 per bushel from last year, reducing expense by $239,000.

   Marketing and general and administrative expenses were relatively unchanged for the quarter.

   Interest expense decreased $178,000 due to a $7.5 million decline in average borrowings, the result of the temporary pay down of debt utilizing the proceeds of the 1996 stock offering, and a .43% reduction in the average interest rate. The Company capitalized $81,000 of interest to the major expansion projects during the quarter.

   As a result of the above, net income for the quarter was $2,010,000 compared to $351,000 last year.


SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31,
1996

   Revenues increased by $10,022,000, or 44%, as total pasta sales increased by 36%, with a corresponding decline in lower margin semolina sales. Sales in the retail pasta segment increased 86%, while ingredient sales rose 42% and foodservice sales declined 11%. The retail increase was primarily due to the roll out of three significant new private label programs and the introduction of one branded program. Volumes for most existing private label programs increased, offset by the decline of co-pack and government bid sales. The roll out of one new significant ingredient customer had a major impact on ingredient volumes, but sales to most large ingredient customers also rose over last year. The decline in foodservice can be identified to co-pack and government sales. For the year, mill feed and second clear flour prices have increased, while average semolina prices are down.

   Cost of product sold was up $8,113,000. The increase in pasta produced and purchased accounted for $6.4 million of the increase. Price increases for packaging, ingredients (egg) and freight added $1,162,000 to the cost of product sold. The year to date average cost of durum was essentially unchanged from last year.

   Marketing and general and administrative expenses increased $50,000, primarily due to increased marketing costs.

   Interest expense decreased $339,000 due to an $8.5 million decline in average borrowings, the result of the temporary pay down of debt utilizing the proceeds of the 1996 stock offering. Average interest rates are unchanged from last year. The Company has capitalized $163,000 of interest to the major expansion projects this year.

   As a result of the above, net income increased $2.4 million, more than tripling from $900,000 last year to $3,283,000 for the six months ended January 31, 1997.

                       LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations remains positive in spite of increases in receivables and inventories attributed to the increased sales. The Company's $5.0 million seasonal line of credit is anticipated to be more than adequate to fund these working capital increases.

   For the six months ended January 31, 1997, purchases of property and equipment totalled $6.8 million, financed at January 31, 1997, by working capital and a $4.8 million increase in outstanding debt. The Company anticipates expending an additional $12.9 million completing the pasta production expansion projects through July 1997. The Company's loan agreement with the St. Paul Bank for Cooperatives was renegotiated effective November 14, 1996, to provide $18,000,000 in construction financing for these projects, of which $2.6 million is outstanding as of January 31, 1997.

                                   Part II


Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Members' Meeting was held February 1, 1997. At Annual District Meetings held in December 1996 and on February 1, 1997, recessed to the Annual Members' Meeting, Mr. John S. Dalrymple III, Mr. James F. Link and Mr. John D. Rice Jr. were reelected to their positions as members of the Company's Board of Directors. Mr. Dalrymple, Mr. Link and Mr. Rice were each unanimously elected by those members of their respective districts present and voting at such District Meeting.

   The terms of office of the remaining members of the Board of Directors continue for the terms for which they were elected in prior years as follows:
Mr. Roger A. Kenner, Mr. Eugene J. Nicholas and Mr. Jeffrey O. Topp - one year remaining; Mr. Allyn K. Hart, Mr. Michael E. Warner and Mr. Curtis R. Trulson -two years remaining.

   At the Annual Members' Meeting, by a vote of 188 in favor and 1 opposed, the members approved the following changes to the Company's Articles of Association, By-Laws and Growers Agreement:

   Articles of Association, Section 1, Authorized Capital - Increased authorized Equity Stock from 6,000,000 shares ($3.85 par value) to 25,000,000 shares ($2.50 par value). Provided the Cooperative, through its Board of Directors, the right to authorize stock splits for issued and outstanding shares of Equity Stock and to adopt and file restated Articles of Association reflecting the new par value of Equity Stock consistent with any such stock split.

   By-Laws, Article I, Section 1.1, Membership - Modified to remove reference to Equity Stock subject to assessment.

   By-Laws, Article I, Section 1.3, Assessment for Additional Capital - Modified to read "No member shall be subject to assessment on capital stock."

   By-Laws, Article III, Section 3.1, Election - Pursuant to the requirement of this section for evaluation of district boundaries every three years, modified to identify new boundaries for the nine geographical districts from which members nominate and elect directors.

   By-Laws, Article III, Section 3.2, Duties and Powers - Modified to give the Board of Directors the power and authority to amend the Growers Agreement subject to ratification by a majority vote of the members at any regular or special membership meeting with a quorum present and proper notice.

   By-Laws, Article IV, Section 4.2, Chairman - Modified to remove reference to the chairman of the Board of Directors as Principal Executive Officer.

   Growers Agreement, paragraph 10, Modification - Modified to allow for changes in the Growers Agreement by the Board of Directors subject to ratification by a majority vote of the members of the cooperative.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        EXHIBIT
          NO.                        DESCRIPTION
        -------                      -----------
           3.1   Articles of Association of Dakota Growers Pasta Company.
           3.2   By-Laws of Dakota Growers Pasta Company
          10.1 Form of Growers Agreement between the Company and members of the Company.
          10.2 Loan Agreement in the aggregate amount of $41,409,007.58 dated November 14, 1996, between the Company and St. Paul Bank for Cooperatives.
          10.3 Nonnegotiable Note of Dakota Growers Pasta Company in the principal amount of $14,400,000.00 dated November 14, 1996.
          10.4 Nonnegotiable Note of Dakota Growers Pasta Company in the principal amount of $3,600,000.00 dated November 14, 1996.
          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

   (b)  Reports on Form 8-K
        None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          Dakota Growers Pasta Company

Date:  March 17, 1997                     /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  March 17, 1997                     /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)




































EXHIBIT 3.1

                                  RESTATED
                           ARTICLES OF ASSOCIATION
                                     OF
                        DAKOTA GROWERS PASTA COMPANY


ARTICLE I.   Name:  The name of this Cooperative is Dakota Growers Pasta
Company.

ARTICLE II. Existence: The period of existence of this Cooperative shall be perpetual.

ARTICLE III. Purposes: This Cooperative is organized for the purposes of manufacturing food for human consumption from durum and other grain products, engaging in any related activity or service in conjunction with the marketing, manufacturing, processing or utilization of grain, grain products, grain by-products and other agricultural products. This Cooperative may engage in any activity within the purpose for which cooperatives may be organized.

ARTICLE IV.  Cooperative Organization and Capital Stock:

Section 1. Authorized Capital. This cooperative is a non-profit membership corporation, organized with Capital Stock. The Capital Stock as such has no voting power. The authorized Capital Stock of this cooperative is $67,750,000.00, divided in three classes, designated "Membership Stock", "Equity Stock", and "Preferred Stock". The authorized Capital Stock shall consist of 2000 shares of "Membership Stock, with a par value of $125 per share, 25,000,000 shares of Equity Stock with a par value of $2.50 per share, and 50,000 shares of Preferred Stock with par value of $100 per share. The Cooperative, through its Board of Directors, shall have the right to authorize stock splits for issued and outstanding shares of Equity Stock, and to adopt and file Restated Articles of Association reflecting the new par value of Equity Stock consistent with any such stock split.

Section 2. Membership Stock. Each member of this Cooperative is required to own one share of Membership Stock. Membership Stock may be held only by producers of agricultural products. No dividends shall be paid on Membership Stock.

Section 3. Equity Stock. Equity Stock may be held only by members of this Cooperative. Noncumulative annual dividends of not greater than six percent (6%) of par value of Equity Stock may be fixed and declared by the Board of Directors. Equity Stock shall be preferred in liquidation, as provided in
Article VI.


Section 4. Preferred Stock. Preferred Stock may be held by persons who are not members of this Cooperative. Noncumulative annual dividends of not greater than six percent (6%) par value of Preferred Stock may be fixed and declared by the Board of Directors. Preferred Stock is not entitled to participate, directly or indirectly, in the profits of this Cooperative, upon dissolution or otherwise, beyond the fixed dividends. Preferred Stock shall be preferred in liquidation, as provided in Article VI.

Section 5. Reservation of Rights. The cooperative reserves the prior right to acquire any stock offered for sale and the right to recall the stock of any stockholder for the consideration of the then fair market value. It is intended to reserve to the cooperative the prior right to acquire any stock offered for sale and the right to recall the stock of any stockholder without limiting the cooperative's exercise of either of said rights. Provisions for the exercise of said rights shall be set forth in the Bylaws.

ARTICLE V. Membership. Provisions for qualifications, requirements, method of acceptance, terms, conditions, terminations and other incidents of membership shall be set forth in the Bylaws.

ARTICLE VI. Liquidation. The basis and order of distribution of assets in the event of liquidation is:

   (a)  First, all debts and liabilities of this Cooperative shall be paid;
   (b)  Second, the par value of Preferred Stock shall be paid;
   (c)  Third, the par value of Equity Stock shall be paid;
   (d)  Fourth, all patronage and other credits shall be paid and retired;
   (e)  Fifth, the par value of Membership Stock shall be paid; and
   (f) Sixth, the remaining property and assets of this Cooperative shall be distributed among the holders of Equity Stock in proportion to their respective distributions of the par value of Equity Stock.

ARTICLE VII. Registered Agent. The name and address of the registered agent of this Cooperative is Tim Dodd, One Pasta Avenue, P.O. Box 21, Carrington, ND 58421.

ARTICLE VIII. Supersede. These Restated Articles of Association supersede existing articles and amendments.

EXHIBIT 3.2

                                    BYLAWS
                                      OF
                         DAKOTA GROWERS PASTA COMPANY

                                   ARTICLE I

Section 1.1, Membership: Any producer of agricultural products may apply to become a member of this Cooperative. No applicant shall become a member unless he has been accepted by the Board of Directors. An applicant must:

  (a)  Hold at least one share of membership stock in the Cooperative;

  (b) Hold a minimum number of shares of equity stock in the Cooperative, as the Board of Directors may require pursuant to reasonable policies of uniform application;

  (c) Make and perform contracts to patronize the Cooperative upon such terms and conditions as the Board of Directors may require, pursuant to reasonable policies of uniform application.

If an application for membership is denied, the applicant's payments to the Cooperative for membership stock and for equity stock shall be refunded to him.

No person may hold more than one membership in the Cooperative, regardless of the number of shares of stock which he owns. Stock as such has no voting power.

Section 1.2, Contracts: By becoming members of the Cooperative, the members acknowledge that the terms and provisions of the Articles of Association and Bylaws and any reasonable policies, rules and regulations adopted by the board of directors constitute a contract between the Cooperative and each member, and both the Cooperative and the members are bound by such contract as fully as though each member had individually signed a separate instrument containing such terms and provisions. A copy of the Articles and bylaws shall be furnished to each member upon request.

The Cooperative may make individual contracts with members, by which members agree to sell agricultural products to this Cooperative.

Section 1.3, Assessment for Additional Capital: No member shall be subject to assessment on capital stock.

Section 1.4, Transfer of Member's Stock: It is the policy of this Cooperative to control the number and identity of members in the Cooperative. No membership and no membership stock or equity stock is transferrable as a matter of right. Membership stock and equity stock may be transferred only with the consent of the Cooperative and only to persons eligible for membership. No purported transfer of stock in the Cooperative, whether by any consentual transaction or by operation of law, shall be effective without the consent of the Cooperative. Consent may be granted or denied as the Board of Directors shall determine, pursuant to reasonable policies of uniform application, including policies for transfers of a deceased member's stock to qualified heirs and successors.

Section 1.5, Termination of Membership: A membership automatically terminates upon the member's cessation to be a producer of agricultural products, or upon his failure to patronize the Cooperative for thirteen consecutive calendar months.

A membership may be terminated for cause, by action of the Board of Directors, provided the member shall have an opportunity to appear and be heard. Written notice and a statement of the alleged cause for a proposed termination of membership shall be mailed to the member at least ten days before the directors meeting at which the proposed termination will be decided.

"Cause" includes intentional or repeated breach of the Bylaws, rules or regulations of the Cooperative or failure to make timely payment of debts to the Cooperative.

"Cause" also includes breach of contract between the member and the Cooperative. Whether a membership is subject to termination for breach of a contract may be determined by the Board of Directors in the exercise of honest and good faith business judgment, without regard to the commencement or outcome of any litigation arising from the contract. Termination of membership shall not impair the obligations or liabilities of either party under any individual contract between the member and the Cooperative.

These enumerations of "cause" shall not be construed to limit the Board of Directors' power to terminate membership for other causes determined by the Board of Directors in the exercise of honest and good faith business judgment.

A membership may be terminated by the member's resignation.

Upon termination of membership, voting rights and other rights of membership shall cease. Termination of membership alone shall not affect the rights or liabilities of either the member or the Cooperative under any individual contract. Termination of membership alone does not affect the member's patronage capital or entitle the member to a redemption of his membership stock or equity stock or to retirement of accumulated patronage capital.

Upon termination of membership, the directors may authorize recall of the former member's membership stock or equity stock or retirement of accumulated patronage capital, in the exercise of good faith business judgment. The directors' action to recall membership stock of a former member shall not be construed to obligate the Cooperative to recall any of his equity stock or to obligate the Cooperative to retire the former member's accumulated patronage capital.

Section 1.6, Evidence of Membership: Membership in the Cooperative shall be evidenced by the records of the Cooperative. Stock certificates shall be issued as determined by the board of directors.

Section 1.7, Non-Liability of Members: Members are neither obligated to pay, nor liable upon any debt or obligation of the Cooperative.


                                   ARTICLE II

                                 MEMBER MEETINGS

Section 2.1, Annual Meeting: The annual meeting of the members of this Cooperative shall be held on a date and at a time and place fixed by the Board of Directors within six months after the close of the fiscal year of the Cooperative. The annual meeting may be adjourned from day to day and from place to place, for purpose of members' voting in directors' territorial districts.

Section 2.2, Special Meetings: Special member meetings may be called by the Board of Directors, or by members having one-fifth of the votes entitled to be cast at such meeting.

Section 2.3, Notices of Meeting: Written notice, stating the place, date and hour, and in case of a special meeting, the purpose for which the meeting is called, shall be given not less than 10 nor more than 30 days before the meeting at the direction of the person or persons calling the meeting. Such notice shall be given by depositing in the United States mail, with postage prepaid thereon, addressed to each member at his address as it appears on the records of the Cooperative.

Section 2.4, Quorum: A quorum at a member meeting, except as hereinafter stated, shall be 10 percent of the first 100 members plus 5 percent of additional members, present in person; provided, however, that a quorum shall never be more than 50 members nor less than 5 members. A quorum at a member meeting for the purpose of nomination and election of directors shall be 10 percent of the members within that directors' territorial district. Members represented by signed votes may be counted in computing a quorum only on those questions as to which a signed vote is taken. If less than a quorum is present at any meeting, a majority of votes present in person may adjourn the meeting from time to time without further notice.

Section 2.5, Votes:

   (a) Each member shall be entitled to one vote and no more upon each matter submitted to a vote at a meeting of the members, except only members within a geographical district shall be permitted to vote at a meeting for the nomination and election of a director from that district.

   (b) All questions shall be decided by a vote of a majority of the members voting thereon in person, except as otherwise provided by law, the Articles of Incorporation, or these Bylaws.

   (c) Voting by proxy and cumulative voting shall not be allowed, but signed votes may be used when specifically authorized by resolution of the Board of Directors. When so authorized, signed votes shall be valid and entitled to the same force and effect as a vote in person if the member has been previously notified in writing of the exact motion or resolution upon which the vote is taken.

   (d) In the absence of written notice that some person has been designated to represent a member who is other than a natural person, such member may be represented by any of it's principal officers.

   (e) No individual may be authorized to cast more than two votes for a non-person member entity in addition to their own membership vote at a membership meeting.

Section 2.6, Order of Business: The presiding officer may adopt any order of business which provides an opportunity for full consideration of all matters to come before the meeting, subject to any proper action by the members assembled to change the order of business. Unless such a different order of business is adopted by the Chairman, or by the members assembled, the order of business at the annual meeting of the members and so far as possible at all other meetings of the members shall be as follows:

   (a)  Call of the meeting to order;

   (b) Reading of the proof of the notice of the meeting and the report as to members present in order to determine the existence of a quorum;

   (c)  Reading and action on any unapproved minutes;

   (d)  Report of officer and committees;

   (e)  Election of directors;

   (f)  Unfinished business;

   (g)  New business;

   (h)  Adjournment.

Section 2.7, Action Without A Meeting: Any action which may be taken at a member meeting may be taken without a meeting if a writing setting forth and approving the action shall be signed by a majority of the members entitled to vote on such action.

                                  ARTICLE III

                                   DIRECTORS

Section 3.1, Election: The business and affairs of this Cooperative shall be managed by a board of nine directors, elected by the members from their own number at the meeting.

   (a) Districts: For the purpose of nominating and electing directors, the territory served by the cooperative shall be divided into nine geographical districts. The district boundaries shall be defined and apportioned according to the number of members whose agricultural operations are located within the district.

   1. Western District #1 comprised of members in Divide, Burke, Williams, Mountrail, McKenzie, Dunn, McLean, Sheridan, Golden Valley, Billings, Stark, Mercer, Oliver, Morton, Slope, Hettinger, Grant, Bowman, Adams, and Sioux Counties in North Dakota, and all members in Montana.

   2. Central District #2 comprised of members in Eddy, Foster, and Wells Counties in North Dakota.

   3. Southeast District #3 comprised of members in Burleigh, Kidder, Stutsman, Emmons, Logan, LaMoure, Ransom, McIntosh, Dickey, Sargent and Richland Counties in North Dakota, and Wilkin County and areas south in Minnesota.

   4. Sheyenne District #4 comprised of members in Griggs, Steele, Barnes, and Cass Counties in North Dakota, and Clay County in Minnesota.

   5. East Central District #5 comprised of members in Nelson, Grand Forks and Traill Counties in North Dakota, and Polk and Norman Counties in Minnesota.

   6. Northeast District #6 comprised of members in Cavalier, Pembina, Ramsey and Walsh Counties in North Dakota, and Kittson and Marshall Counties in Minnesota.

   7. North Central District #7 comprised of members in Bottineau, Rollette, and Towner Counties in North Dakota.

   8. East Durum Triangle District #8 comprised of members in Pierce County north of Highway 19, and all of Benson County except the area which lies both south of Highway 19 and west of Highway 281.

   9. West Durum Triangle District #9 comprised of members in McHenry, Ward and Renville Counties, in Pierce County, the area which lies south of Highway 19, and Benson County, the area which lies both south of Highway 19 and west of Highway 281.

In preparation for the 1997 member's meeting, then triennially thereafter, the incumbent Board of Directors shall appoint a redistricting committee. The committee shall review the boundaries of the districts and shall recommend any changes in the district boundaries necessary or appropriate to maintain equitable representation. The committee shall attempt to maintain not more than a 15 percent variance of the numbers of members in each district. The recommendations of the committee shall be reported to the Board of Directors, and may be accepted, rejected or modified by the Board of Directors. The action of the directors shall be reported to the membership meeting, and may be accepted, rejected, or modified by the members.

   (b) Voting: At the annual meeting, voting for directors shall be limited to members from the territorial district from which a director is to be elected. The annual meeting may be adjourned from day to day and from place to place, for the purpose of members voting in directors territorial districts.

No member shall vote in more than one district. The Board of Directors may adopt reasonable policies to administer the provision that no member shall vote in more than one district, including but not limited to provisions for a member's change of district in which he votes.

Any individual member shall vote in the district in which he maintains his principal residence or in the district in which his principal place of agricultural operations is located. Any member other than an individual shall vote in the district in which its principal place of agricultural operations is located.

The nominee from each district receiving a majority of the votes from that district shall be elected and shall take office at the adjournment of the annual membership meeting.

   (c) Terms: Each director shall be elected for a term of three years, with the terms alternated so that no more than three directors shall be elected for full terms at any one annual meeting. No elected directors shall be elected to more than five consecutive terms as a director of this Cooperative, but such person shall be eligible to be again elected as a director one year after the expiration of a prior term of office. All directors shall serve for the term for which elected and until their successors are chosen and qualified. Any vacancy in the Board, other than by expiration of a term of office, may, in the discretion of the Board, be filled by a majority vote of the remaining directors until the next annual meeting at which meeting a director shall be chosen by the members for the unexpired term of such vacancy.

Section 3.2, Duties and Powers: The Board of Directors shall have the power and authority to amend the "Growers Agreement" subject to ratification by a majority vote of the members at any regular or special membership meeting with a quorum present and proper notice.

The powers of the Board of Directors shall include, without limiting in any way any other powers which said board has in accordance with the laws of the State of North Dakota, the Articles of Association, and the bylaws of this Cooperative, the power to secure the Cooperative's debts by mortgaging the Cooperative's rights, privileges, authority and franchises, revenues and other property. However, a decision by the Board of Directors to sell or otherwise dispose of more than 10 percent of the Cooperative's fixed assets must be approved by an affirmative vote of three-fourths of the membership present and voting at a membership meeting called to approve such a disposition of assets.

The Board of Directors shall have the power to make and adopt such rules and regulations, not inconsistent with law, the Articles of Association of the Cooperative or these bylaws, as it may deem advisable for the management, administration and regulation of the business and affairs of the Cooperative. Among such powers, the Board of Directors shall have the powers to establish reasonable classifications of business done with patrons, according to the type and nature thereof, for the purpose of allocating patronage capital.

Section 3.3, Delegation of Responsibilities: Notwithstanding the duties, responsibilities and authorities of the directors and officers provided for in these Bylaws, the Board of Directors by resolution may, except as otherwise limited by law, delegate, wholly or in part, the responsibility and authority for, and the regular and routine administration of, one or more of such officer's duties to one or more agents or other officers of the Cooperative who are not directors.

The Board of Directors shall appoint a manager who shall manage the affairs of the Cooperative, under the supervision of, and in accordance with the policies of, the Board of Directors.

Section 3.4, Executive Committee: The Board of Directors may elect an executive committee to consist of four or more directors. The executive committee shall have such powers and perform such duties as the board may delegate to it in writing from time to time, in the management of the business affairs of the cooperative when all of the members of the executive committee are present and the decision of the executive committee is unanimously agreed to by all of its members, except that the executive committee cannot act in respect to:

   (a)  Powers reserved by the Board of Directors itself;
   (b)  Apportionment of distribution of proceeds;
   (c)  Election of officers;
   (d)  Filling of vacancies in the board;
   (e)  Amendment to the bylaws; and
   (f) Enter into any agreement, contract or other transaction in any amount exceeding $100,000.

Section 3.5, Meetings: A regular meeting of the Board of Directors shall be held without notice other than this Bylaw immediately after, and at the same place as, the annual meeting of the members. A regular meeting of the Board of Directors may also be held regularly at such time and place as the Board of Directors may provide by resolution. Such regular meetings may be held without notice other than such resolution fixing the time and place thereof.

Section 3.6, Special Meetings: Special meetings of the Board of Directors may be called by the Chairman, by any three directors, or by any person authorized to do so by prior action of the Board of Directors. The person or persons calling the meeting shall fix the time and place for the holding of the meeting and shall give written notice of the time and place of the special meeting not less than five days prior thereto, either personally or by mail to each director.

Section 3.7, Action Without a Meeting: Any action which may be taken at a meeting of the directors may be taken without a meeting if done in writing, signed by all of the directors entitled to vote on such action. Any action so taken shall have the same effect as if duly taken at a meeting of the directors.

Section 3.8, Quorum: Six directors in office shall constitute a quorum. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Any one or more members of the Board of Directors or any committee thereof may participate in a meeting of the Board of Directors or any such committee by means of a telephone conference or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

Section 3.9, Compensation: Members of the Board of Directors shall receive no compensation for their services as such, nor, with the exception of the Secretary and Chairman, for any services as officers of the Cooperative, nor shall the Cooperative be held liable for any services, except as herein provided; but the members of the Board of Directors shall be allowed their reasonable traveling expenses when actually engaged in the business of the Cooperative, and a reasonable per diem sum, which may be fixed by the Board of Directors subject to reduction or limitation at a meeting of the members, for each day actually spent in attendance at meetings or other business of the Cooperative. The Chairman and Secretary of the Cooperative may each receive such compensation for services as the Board of Directors shall determine.

Section 3.10, Removal: The members may, at any meeting regularly called for that purpose, by a majority vote of those voting, remove a director for cause.

                                  ARTICLE IV

                                   OFFICERS

Section 4.1, Election: The officers of this Cooperative shall be a chairman, a vice-chairman, a secretary and a treasurer elected by the directors from among their number. The directors may combine the offices of secretary and treasurer, in which case the combined office shall be designated as secretary-treasurer and an assistant secretary-treasurer may be elected. The clerical work of the secretary and the treasurer may be delegated by the Board of Directors. The terms of all officers shall be until the next annual meeting of the directors and until their successors are elected and qualified. A vacancy in any office may be filled by the Board of Directors for the unexpired portion of the term.

Section 4.2, Chairman:

   (a) Shall preside at all meetings of the members and of the Board of Directors;

   (b) May sign any deeds, mortgages, deeds of trust, notes, bonds, contracts or other instruments executed on behalf of this Cooperative, except in cases in which the signing and execution thereof shall be expressly delegated by the Board of Directors or by these bylaws to some other officer or agent of the Cooperative, or shall be required by law to be otherwise signed or executed; and

   (c) In general, shall perform all duties incident to the office of the Chairman and such other duties as may be prescribed by the Board of Directors from time to time.

Section 4.3, Vice-Chairman: In the absence of the Chairman, or in the event of inability or refusal to act, the Vice-Chairman shall perform the duties of the Chairman, and when so acting, shall have all the powers of and be subject to all of the restrictions upon the Chairman, provided, however, that in the case of death or resignation of the Chairman, the Board of Directors may declare the office vacant and elect a successor. The Vice-Chairman shall also perform such other duties as from time to time may be assigned by the Board of Directors.

Section 4.4, Secretary:

   (a) Shall cause minutes of the meetings of the members, of the Board of Directors, and of any executive committee to be kept;

   (b) See that all notices are duly given in accordance with these Bylaws, or as required by law;

   (c)  Supervise custody of the records of the Cooperative;

   (d) Cause a register of the names and post office addresses of all members to be kept, and;

   (e) In general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned by the Board of Directors.

Section 4.5, Treasurer: The Treasurer shall supervise the custody of all funds, securities and property of the Cooperative. The Treasurer shall cause deposit of all funds in the name of the Cooperative and cause disbursement of the same upon the authority of the Board of Directors. The Treasurer shall perform such other duties as may be prescribed by the Board of Directors.

Section 4.6, Removal: Any officer may be removed by the Board whenever in its judgment the best interests of the Cooperative will be served thereby.

                                   ARTICLE V

                  DIRECTORS, OFFICERS AND MANAGER LIABILITIES

Section 5.1, Liability of Directors, Officers and Manager: Directors, officers and the manager who is the person most responsible for carrying out the policies and directives of the officers or Board of Directors are immune from civil liability for any act or omission relating to their service or function as a director, officer or manager, unless the act or omission constitutes gross or willful negligence or gross or willful misconduct.

Section 5.2, Indemnity and Insurance: This Cooperative shall indemnify, and shall have the power to purchase and maintain insurance to indemnify, any person who is or was a director, officer, manager, employee or agent of this Cooperative, and any person serving at the request of this Cooperative as a director, officer, manager, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him to the fullest extent to which such officers, directors and employees of a cooperative may be indemnified under applicable laws.

Section 5.3, Bonds: The Board of Directors shall cause each officer, agent and employee having control or custody of any of the Cooperative's funds or personal property to be bonded for the faithful performance of duties and the cost thereof shall be borne by the Cooperative.

Section 5.4, Audits and Reports: The Board of Directors shall require the manager or auditor to submit a detailed report of the financial condition of any business transacted by the Cooperative at least monthly, and shall have the books audited by a qualified public accountant at least once a year.

One or more of the officers of the Cooperatives shall submit at each annual meeting of the members a report generally showing the business of the Cooperative for the previous fiscal year and generally showing the condition of the Cooperative at the close of such fiscal year.

                                  ARTICLE VI

                               PATRONAGE CAPITAL

Section 6.1, Cooperative Operation: This Cooperative shall at all times be operated on a cooperative basis for the mutual benefit of its patrons who are members. the Cooperative's operations shall be so conducted that all member patrons will, through their patronage, furnish capital for the Cooperative, patronage capital may be furnished by per-unit retains or by patronage equity credits. The Cooperative is obligated to account on a patronage basis to all its member patrons as provided in the Article VI.

Section 6.2, Per-Unit Retains: By action of the Board of Directors, the Cooperative may require deductions from proceeds otherwise payable to member patrons for the Cooperative's purchase of agricultural products, on a per-unit basis, which deductions shall be retained by the cooperative as patronage capital. Per-unit retains shall be annually determined by the Board of Directors, and shall be a uniform amount or percentage per unit, fixed without reference to the net earnings or net proceeds of the Cooperative.

All such amounts, from the moment of receipt by this Cooperative, are received and retained with the understanding that they are furnished by member patrons as capital. The Cooperative is obligated to account to each member patron in such a manner that the amount of per-unit retains furnished by each member patron is annually credited in an appropriate record to the per-unit retains capital account of each member patron. Within a reasonable time after the close of its fiscal year, the Cooperative shall notify each member patron of the amount of capital retained and credited to the member's account by the issuance of per-unit retain certificates.

All such amounts retained and credited to the capital account of any member patron shall have the same status as though paid to the member patron in cash in pursuance of a legal obligation to do so and the member patron had then furnished to Cooperative corresponding amounts for capital. Per-unit retains do not constitute proceeds accountable under Section 6.3.

Section 6.3, Patronage Equity Credits: At least once annually, the directors shall determine and distribute patronage equity credits, in accordance with the following provisions:

   (a)  Annual Savings:  There shall be deducted from total proceeds:
    1.  All operating expenses and costs;
    2. The cost of supplies, commodities, equipment, and other property or services procured or sold for patrons;
    3.  The cost of services performed for patrons;
    4.  All taxes and other expenses; and
    5. Reasonable and necessary reserves for depreciation, depletion, and obsolescence of physical property, doubtful accounts and other valuation reserves, all of which shall be established in accordance with usual and customary accounting practices.

   (b) General Reserves: From the remainder of the total proceeds, an amount not exceeding the sum of the following items may be credited to a general unallocated reserve:

    1.  Net proceeds from sources other than patronage;
    2. Net proceeds from patronage attributable to patrons who are not members of this Cooperative.

The Board of Directors may utilize this reserve for payment of income taxes and for any other purpose determined in accordance with generally accepted accounting principles.

   (c) Patronage Distribution: None of the remainder of the net proceeds shall constitute income of the Cooperative, but shall be distributed and credited to the patronage equity accounts of patrons who are members as follows:

    1. Reasonable reserves for necessary purposes may be credited, which shall be credited to patrons who are members in accordance with the ratio which their patronage bears to total patronage.
    2. All the remainder of the net proceeds shall be distributed and credited to patrons who are members in accordance with the ratio which their patronage bears to total patronage. There shall be no distinction between the persons entitled thereto, but such distributions and credits may be based on classifications of business done with particular departments or in particular commodities, supplies, or services, and upon classification of business according to the type or nature thereof, as the Board of Directors, acting in its discretion, may determine.
    3. The Board of Directors, in its absolute discretion, acting pursuant to reasonable policies of uniform application, shall determine the manner of distribution and payment of patronage equity credited, which may be in cash, credits, certificates of interest, revolving fund certificates, letters of advice, promissory notes, or other certificates, or securities of the Cooperative or of other associations or cooperatives, in other property, or in any combination thereof, at the option of the Board of Directors.

   (d) Losses: In the event of a loss in one or more departments or divisions of the operation of this Cooperative, but not of such magnitude as to cause an overall loss for the fiscal year of the Cooperative, such loss or losses may be prorated against each of the remaining profitable departments on the basis of their respective percentage of the total net proceeds during such fiscal year. In the event this Cooperative shall incur a net loss in any fiscal year, such net loss may be charged first against any earned surplus or paid in surplus which is unallocated, or against any unallocated reserve other than valuation reserves. If such loss exceeds the total of said unallocated earned surplus and unallocated reserves or, in any event, if the Board of Directors so elects, the amount of such loss may be recovered from prior or subsequent years' net margins or savings. In no event shall the Board of Directors have the authority to make any assessment against members, except as provided in Section 1.3 of these Bylaws. This section shall not be construed or administered in such a way as to deprive the Cooperative of the right to carry back or carry forward net operating losses to past or future years, in accordance with the applicable provisions of the Internal Revenue Code or State Taxing statutes. Notwithstanding the foregoing, directors shall not allocate current years' net operating losses against a prior year's net operating margins or retains unless the Cooperative is in liquidation or unless approved by a majority of the membership present and voting on such question at a special meeting of the membership duly called to consider the need of such an extraordinary allocation before the end of the Cooperative's fiscal year.

Section 6.4, Retirement: If the Board of Directors, in its absolute discretion, shall determine that the financial condition of the Cooperative will not be impaired thereby, the patronage capital then credited to member patrons' accounts may be retired and paid in cash, in full or in part. The Board of Directors, at its discretion, shall have the power to determine the method, basis, priority and order of retirement of patronage capital. Upon the death of any member patron who is a natural person, the Board of Directors shall have the power to retire patronage capital credited to the account of the member patron, upon such terms and conditions as the Board of Directors shall determine. Except upon the death of a natural person, there shall be no retirements of patronage capital out of the order determined by the Board of Directors under policies of general application. Insolvency or bankruptcy, whether individual or corporate, shall not be grounds for retirement of patronage capital.

Section 6.5, Lien: The Cooperative shall have a first lien on any patronage capital for all indebtedness of the holder thereof to this Cooperative.

Section 6.6, Assignment: Patronage capital credited to the accounts of member patrons shall be assignable only on the books of the Cooperative pursuant to such policies of general application as determined by the Board of Directors.

Section 6.7, Consent: Each person (including individual, partnerships, and corporations) who become a member in this Cooperative, by such act alone, consents that the amounts of any per-unit retain allocations which are paid in qualified per-unit retain certificates (as defined in 26 U.S.C. 1388, the Internal Revenue Code) and which are received by the member from the Cooperative will be taken into account at their stated dollar amounts in the manner provided in 26 U.S.C. 1385(a) in the taxable year in which such written notices of allocation are received by the member.

Each person (including individuals, partnerships, and corporations) who becomes a member in this Cooperative, by such act alone, consents that the amount of any patronage dividends or similar distributions with respect to patronage which are made in money, qualified written notices of allocation (as defined in 26 U.S.C. 1388) or other property (except any nonqualified written notice of allocation), and which are received from the Cooperative, will be taken into account by the member at the stated dollar amounts in the manner provided in 26 U.S.C. 1385(a) in the taxable year in which such written notices of allocation are received by the member.

It is the intent of this Bylaw that obtaining or retaining membership in the Cooperative constitutes the member's consent to take the stated dollar amounts of qualified written notices of allocation of per-unit retains and patronage dividends or similar distributions into account under Section 1385 of the Internal Revenue Code; a copy of this Bylaw shall be given separately to each member.

Section 6.8, Non-Qualified Unit Retains and Patronage Distributions:
References in this Article VI to "qualified" per-unit retain certificates or "qualified" written notices of allocation of patronage dividends or similar distributions shall not be construed to limit the power and authority of the Board of Directors to allocate per-unit retains and patronage dividends or similar distributions according to equitable policies of general application, even though such allocation may not be "qualified" as defined in the Internal Revenue Code.

                                  ARTICLE VII

                              AMENDMENT OF BYLAWS

Section 7.1, Members' Action: These Bylaws may be altered, amended or repealed at any regular member meeting or at any special member meeting called for that purpose, provided that the notice of such meeting shall have contained a copy of the proposed alteration, amendment or repeal.

Section 7.2, Directors' Action: Any Bylaw may be altered, amended or repealed by the affirmative vote of the Board of Directors, except those provisions which set forth the qualifications, terms of office and compensation of directors. Any Bylaw adopted, altered, amended or repealed by the Board of Directors shall be subject to confirmation by the membership at the next regular or special membership meeting.

EXHIBIT 10.1

                          DAKOTA GROWERS PASTA COMPANY

                               GROWERS AGREEMENT

   This contract (the Agreement) is made between DAKOTA GROWERS PASTA COMPANY (a North Dakota cooperative association, herein referred to as the Cooperative), and the undersigned producer of small grains (herein referred to as the Member). The Agreement is effective as of the date it is approved and accepted by the Cooperative.

                                   PREAMBLE

   This Agreement records legal relations between Member and Cooperative as seller and buyer of durum. The parties are also related under Articles of Association and Bylaws of the Cooperative. Member acknowledges that Articles, Bylaws and any reasonable policies, rules and regulations adopted by the Board of Directors constitute a contract between the Cooperative and each member of the Cooperative, as fully as though each Member had individually signed a separate instrument containing such terms. Member acknowledges receipt of a copy of the Articles and Bylaws.

   The Cooperative is organized and operated as a cooperative for the mutual benefit of all members of the Cooperative. The cooperative enterprise is the processing of durum and producing pasta products for sale for human consumption.

   Member acknowledges his opportunities to realize economic benefits based upon his membership in and patronage of the Cooperative and his opportunities to influence the management of the Cooperative by the election of its directors are factors which countervail any assertion that this agreement is a "contract of adhesion" or is "unconscionable" in any of its terms. Therefore, the Member disclaims any rights to strict construction of this Agreement in his favor and against the Cooperative.

   The Member's commitment of durum to the Cooperative are intrinsically related to his status as a holder of Equity Stock in the Cooperative; for each share of Equity Stock held, one bushel of Number One Hard Amber Durum is committed for each processing year. If the number of shares of Equity Stock held by Member changes, his committed number of bushels of durum may also be changed as the Board of Directors of the Cooperative may determine according to reasonable policies of uniform application.

   1.  Hard Amber Durum Committed to the Cooperative

   a. Amount - Member agrees to sell and deliver to the Cooperative bushels equal in number to shares of Equity Stock in the Cooperative owned by the Member of Number One Hard Amber Durum wheat during each processing year. A processing year shall start on the first day of August of each year and shall end on the last day of July of the following year. The first processing year shall start on August 1, 1993.

   Member represents and warrants that he is a producer of small grains with the ability and resources to produce Number One Hard Amber Durum wheat. If the Member is unable to deliver the committed number of bushels of durum from the Member's own production due to crop failure or similar cause, that circumstance shall not excuse delay or non-delivery. Instead, the Member shall obtain durum from other sources at his cost, and shall deliver it to the Cooperative, just as if it had actually been produced by Member. it is the intention of the parties that the Member shall be obligated to deliver all durum committed to be sold and delivered under this Agreement in all events, unless the obligation shall be terminated or canceled pursuant to the express terms of this Agreement.

   Whether produced by the Member or obtained from other sources, only durum grown in the United States and conforming to quality specifications established by the Cooperative shall be acceptable.

   The Cooperative shall have no obligation to accept more durum than the amount committed, regardless of the Member's total durum production.

   b. Quality - Member represents and warrants that durum shall conform to the Cooperative's quality specifications established in good faith. The Cooperative's enterprise, processing durum and producing pasta products for sale for human consumption, requires Number One Hard Amber Durum. Unique grading factors and quality specifications may be applicable so the Cooperative can produce, sell and deliver high quality pasta products. The Member acknowledges that he is a "merchant" with respect to durum which he has committed to produce and deliver, and Member warrants that durum tendered for delivery under this Agreement shall be merchantable and that he will use his judgment and skill to select and deliver suitable durum which shall conform to quality specifications established by the Cooperative.

   2. Delivery, Acceptance and Rejection - Member agrees to tender delivery of the durum in one or more installments, in accordance with the delivery schedule established by the Cooperative and mailed by ordinary mail to the Member. The delivery schedule shall designate one or more dates and places of delivery, which may be an elevator or other facility not owned by the Cooperative.

   Time of delivery in compliance with the delivery schedule is essential to the Cooperative.

   The Member retains risk of loss of any durum he intends to deliver to the Cooperative until it is delivered to the facility designated by the Cooperative.

   When delivery of durum is tendered, the Cooperative has a right of inspection. Durum tendered for delivery shall be inspected before it is unloaded. Grading factors and quality specifications established by the Cooperative shall govern inspections.

   Acceptance occurs when the Cooperative shall have inspected the durum and notified the Member by ordinary mail that it has been accepted.

   Durum of substandard quality, as determined by the Cooperative, shall be rejected. If the tender of delivery is rejected for failure to conform to specifications, the Cooperative shall notify the Member of the rejection, including a statement of the particular defect. If the Cooperative rejects any tender of delivery, and the time for delivery has not yet expired, the Member may notify the Cooperative of his intention to make a conforming delivery and may then within the contract time make a conforming delivery.

   Durum tendered for delivery which is rejected shall not be unloaded. The Cooperative shall not be obliged to hold the rejected durum for the Member, and the Cooperative shall not be obliged to sell rejected durum for the Member.

   Title passes on tender of delivery, free from any security interest or other lien, except as provided by paragraphs 3d and 5. Rejection revests title to the durum in the Member.

   If the tender of delivery of any installment is rejected for failure to conform to specifications, the Cooperative shall have other rights and remedies as provided in Section 7 of this Agreement.

   3. Price and payment - The Cooperative agrees to pay Member for durum delivered and accepted as follows:

   a. Price and Advance Payment - Within 15 days of each delivery by the Member and after acceptance, the Cooperative will pay to the Member an amount of money not less than 80 percent of the market value of the durum delivered and accepted. market value means the quantity delivered multiplied by the then current average local market price. Average local market price shall be determined from time to time by the Cooperative's Board of Directors in the exercise of good faith business judgment and based upon market information in the trade area in which the Cooperative's pasta plant is located. The parties intend that the market information considered by the directors in establishing representative per bushel prices will include price fluctuations in a changing market as determined by the Board of Directors.

   b. Additional Payments and Per-Unit Retains - The Cooperative may make one or more payments in addition to the advance payment as determined by the Cooperative's Board of Directors, provided the Cooperative may require deduction from proceeds otherwise payable to Members for the Cooperative's purchase of durum, on a per-unit basis, which deductions shall be retained by the Cooperative as patronage capital. Per-unit retains shall annually determined by the Board of Directors, and shall be a uniform amount or percentage per unit, fixed without reference to the net earnings or net proceeds of the Cooperative.

   c. Transportation - The Cooperative's Board of Directors shall establish transportation allowances to be paid to Members for delivery of durum to places designated by the Cooperative. Transportation allowances shall be determined by the Cooperative's Board of Directors pursuant to reasonable policies of uniform application. Any amount payable for transportation shall be paid with the Advance payment. The Member is not entitled to a transportation allowance for a tender of delivery which is rejected.

   Any amount paid for transportation shall not be accounted for as patronage for purposes of determining Member's Patronage Equity Credits and Patronage Distributions.

   d. Security Interests - Member shall notify the Cooperative of any security interest in Member's durum crops. The Cooperative shall have the right to apply payments due to the Member in satisfaction of the secured obligation.

   The Member's rights to payments are unsecured and may be subordinate to secured obligations owed by the Cooperative.

   4.  Adjustments

   a. Reduced Capacity - The parties anticipate a probability of reduced capacity in the first processing year, due to one or more causes such as delays in commencement of operations, interruptions, etc. Other circumstance are foreseen as future possibilities. Therefore, if the total number of bushels contracted for sale and delivery to the Cooperative by all members under similar Uniform Marketing Agreements exceeds the number of bushels that the cooperative determines that it needs during a processing year, the Cooperative will have the right to reduce the committed number of bushels on a prorate basis, so that the total number of bushels committed to the Cooperative by all members will fulfill the Cooperative's anticipated needs.

The Cooperative will notify Member of any changes in the number of bushels to be delivered by Member to the Cooperative in any processing year.

   b. Force Majeure - In the occurrence of any event that cannot be reasonably controlled or avoided by the Cooperative which causes a cessation or interruption of its normal course of business of receiving, handling, processing or packaging, selling or shipping pasta products, the Cooperative will be excused from performance during the period that the Cooperative's operations are so affected. The Cooperative may, during such period, accept such portion of Member's durum as the Cooperative has informed Member it can in its judgment handle. The Cooperative shall give written notice by ordinary mail to Member of the Cooperative's inability to perform and the reason for the nonperformance.

   c. Open Market Sales - The ordinary business of the Cooperative is the processing of Hard Amber Durum into pasta products for human consumption. However, the Cooperative may sell any durum delivered pursuant to this Agreement on an open market basis.

   5. Assignment - Member may not assign this Agreement or delegate performance of its obligations without the written consent of the Cooperative. Consent may be granted or denied as the Cooperative shall determine in the exercise of business judgment, and with due consideration to related provisions of the Bylaws of the Cooperative. This restriction of assignment shall not be construed to limit Member's grant of a security interest in growing crops or proceeds, provided that any security agreement shall not empower either Member or his secured party to avoid Member's obligations to deliver durum in performance of this Agreement.

   The Cooperative may assign this Agreement as collateral for loans.

   6. Terms of Agreement - This Agreement has an indefinite term and shall continue until terminated as provided in the paragraph 6, or until canceled as provided in paragraph 7, Remedies.

   This Agreement may be terminated in any of the following manners:

   a. By the written agreement of the Member and the Cooperative as an incident to the Member's transfer of stock in the Cooperative and with the consent of the Cooperative as provided in the Bylaws.

   b. By unilateral action of the Member, without cause, effective on the last day of a processing year, upon not less than 18 months advance notice to the Cooperative, provided that a termination by unilateral action of Member shall not be effective before July 31, 1999. A notice of termination under this paragraph must be dispatched and received by registered or certified mail.

   c. The Member shall have the right to terminate this Agreement effective at the end of a processing year during which the Cooperative has voluntarily commenced bankruptcy or insolvency proceedings or has been adjudicated insolvent.

   7.  Remedies -

   a. If the Cooperative fails to pay the advance payment for durum delivered and accepted, the Member may recover the advance payment and shall also be entitled to any additional payments determined as provided in Section 3b. The Member may not claim or recover any incidental or consequential damages for non-payment.

   b. If the Cooperative rejects any durum tendered for delivery, it shall not be liable for damages, provided the Cooperative has performed in good faith in the establishment of quality specifications and in the inspection and rejection of durum tendered for delivery. If the obligation of good faith is violated, then the Member may resell the durum and recover the difference between the resale price and the contract price (as determined under paragraph
3) (less per-unit retains), but less expenses saved in consequence of the Cooperative's rejection. The Member may not claim or recover any incidental or consequential damages or lost profits caused by wrongful rejection.

   If the Cooperative rejects any durum tendered for delivery, the Member may not withhold future scheduled deliveries.

   c. If the Member fails to make delivery or the Cooperative rejects any tender of delivery, the Cooperative may make in good faith and without unreasonable delay any reasonable purchase of durum in substitution for that due from the Member. The Cooperative may recover from the Member as damages the difference between the cost of substitute durum and the advance payment, and any incidental or consequential damages.

   d. If the Member fails to make delivery or the Cooperative rejects any tender of delivery, the Cooperative may recover from the Member the difference between the average local market price (as defined by paragraph 3a) and the advance payment, and any incidental or consequential damages. The measure of damages herein provided is reasonable in light of the anticipated or actual harm caused by Member's breach, the difficulties of proof of other measures of damages, and the inconvenience or nonfeasibility of otherwise obtaining an adequate remedy.

   e. The Member acknowledges his status as a member of the Cooperative is subject to termination for cause by action of the Cooperative's Board of Directors, as provided in the Bylaws of the Cooperative. In the event of termination of membership, this Agreement shall be canceled as of the July 31 next following the termination of membership. Termination of membership or cancellation of this Agreement shall not be construed as a renunciation or discharge of any claim for an antecedent breach.

   f. Resort to any remedy or failure to effect any available remedy shall not bar any other remedy.

   8. No Waiver of Breach - No waiver of a breach of any of the provisions contained in this Agreement shall be construed to be a waiver of any subsequent breach of the same or of any other provision of this Agreement.

   9. Complete Agreement - This document is intended as a complete and exclusive statement of the terms of the Agreement, and may not be contradicted by evidence of any prior agreement or of a contemporaneous oral agreement.

  10. Modification - This Agreement may not be modified by oral agreement or conduct of the parties but may only be amended or modified by the Board of Directors, subject to ratification by a majority vote of the Members present at any regular or special membership meeting with a quorum present and notice given. This limitation on modifications shall not be construed to limit the provisions for delivery schedules, quality standards, prices and payment terms to be determined by the Cooperative.

  11. Notices - All notices from one party to another shall be in writing and dispatched by ordinary mail, postage prepaid, except as specific provisions of this Agreement require certified or registered mail.

  12. Governing Law - This Agreement shall be governed by and enforced in accordance with the laws of the state of North Dakota.

EXHIBIT 10.2
                                                     Date Approved 11/14/96


                         ST. PAUL BANK FOR COOPERATIVES

                                 Loan Agreement

Borrower:                                           Application No. S-26506

DAKOTA GROWERS PASTA COMPANY
CARRINGTON, NORTH DAKOTA

     New Loans                                Present Loans
                                         $ 5,000,000.00 - Seasonal Loan
                                          15,637,656.44 - Term Loan
                                           2,771,351.14 - Term Loan
$14,400,000.00 - Construction Term Loan
  3,600,000.00 - Construction Term Loan

                     Total Loans
                    ------------
                  $ 5,000,000.00 - Seasonal Loan, Note No. 22140
                   15,637,656.44 - Term Loan, Note No. 33060
                    2,771,351.14 - Term Loan, Note No. 33070
                   14,400,000.00 - Construction Term Loan, Note No. 35060
                    3,600,000.00 - Construction Term Loan, Note No. 35070
                   -------------
                  $41,409,007.58 - Total

The St. Paul Bank for Cooperatives (the "Bank") and Borrower agree to the above loans (the "Loans") to the Borrower. The Borrower's present indebtedness to the Bank and/or commitments outstanding (entitled Present Loans in the above heading) are consolidated and are made subject to all the terms and conditions of this loan agreement.

I.    PURPOSE
      The proceeds of the Loans shall be used as follows:
      A.  The Seasonal Loan shall be used for general operating purposes.
      B. The Term Loans, Note Nos. 33060/33070, were used to finance the construction of the pasta plant.
      C.  The Construction Term Loans, Note Nos. 35060/35070, shall be used to finance the mill and pasta line expansion (the "Project")

II.   NOTES AND SECURITY
      Advances under this loan agreement, together with any existing indebtedness of the Borrower to the Bank, shall be evidenced by a promissory note or notes acceptable to the Bank, and shall be secured to the extent of all collateral presently held by the Bank, including but not limited to all real estate mortgages and security agreements; and by amending the real estate mortgage dated August 5, 1992, to increase the dollar amount from $27,400,000 to $42,000,000. The Borrower shall provide the Bank with a mortgagee's title insurance policy, in an amount acceptable to the Bank. All property under lien to the Bank as security for the Loans shall be collateral for all indebtedness of the Borrower to the Bank.

III.  LIMITATION ON ADVANCES
      A. The total Seasonal Loan outstanding under this or any loan agreement between the Bank and the Borrower shall not exceed the amount shown in the above heading.
      B. Advances on the Seasonal Loan shall not exceed the sum of the following collateral values based on collateral reports to be submitted monthly (or more often at Borrower's discretion) in such form as required by the Bank:

          1.  One hundred percent (100%) of cash on hand.
          2. Eighty percent (80%) of accounts receivable acceptable to the Bank and not older than forty-five (45) days from the date of invoice.
          3. Sixty-five percent (65%) of the net market value (market value less selling expenses) of owned inventories of grain, semolina, flours, millfeeds, and finished pasta.

      C. Advances shall not be made on Construction Term Loan, Note No. 35070 until the Bank has received the executed participation agreement and certificate of participation from the Bank of North Dakota ("BND").
      D. Construction progress reports shall be submitted to the Bank prior to each advance being made on the Construction Term Loans, Note Nos. 35060/35070. Construction progress reports shall include:

          1.  A draw request (Exhibit A);
          2.  Inspection reports; and
          3. Evidence that mechanics' and materialmen's lien waivers have been obtained for all work done on, and all materials supplied to, the Project which were paid for pursuant to the previous disbursement request.

IV.   INTEREST
      All outstanding balances hereunder shall bear a rate of interest as the Bank shall from time to time prescribe, provided, however, the fixed amounts shall bear such rates of interest as described in the statements (as defined in the "FIXED RATE SEASONAL ADVANCES AND MATURITIES" and "CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES" sections of this loan agreement).

      Interest on the Loans shall be payable on the last day of each calendar quarter or as the Bank may specify.

V.    FIXED RATE SEASONAL ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Fixed Rate Seasonal Loan Program, and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any seasonal loan indebtedness (the "fixed amount") made under this loan agreement as follows:

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

VI.   CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Customer Managed Fixed Rate Term Program and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any term loan indebtedness (the "fixed amount") under this loan agreement as follows:

      A.  The minimum fixed amount shall be $1,000,000.
      B. Each fixed amount and each selected pricing maturity date shall be treated as a separate indebtedness for interest rate designation and interest billing purposes.
      C. Fixed amount pricing maturities shall be for a minimum maturity of 30 days and a maximum of ten years.
      D. The Borrower shall have indebtedness under the variable rate term interest rate program or priced maturing fixed amounts against which to apply scheduled term loan payments as set forth in the "REPAYMENT" section of this loan agreement.
      E. The Borrower's selection of loan interest rate quotes and pricing maturities must be communicated to the Bank by 2:00 p.m. (Central Time) on the day prior to the fixed amount advance. If this selection deadline is not met, maturing fixed amounts shall automatically convert to the variable rate term loan.
      F. Fixed amounts cannot be repaid or repriced by the Borrower prior to their respective pricing maturity dates without being subject to prepayment penalties. Such penalties shall be determined according to a methodology specified by the Bank which preserves the Bank's yield on the fixed amount prepaid or repriced and which is based upon the difference between the Bank's cost of like funds to pricing maturity at the time of prepayment and the existing fixed rate on the fixed amount.
      G. Each fixed amount shall be summarized in the Daily Activity Statement (the "statement") to the Borrower. Each statement shall reference and confirm at least the following:

          1.  Note Nos. 35060 or 35070 or 33060 or 33070.
          2.  The fixed amount and its Contract No.
          3.  The rate of interest.
          4.  The effective date.
          5.  The pricing maturity date.

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

VII.  BANK OF NORTH DAKOTA PARTICIPATION
      The Bank of North Dakota (the "BND") shall purchase all advances and shall receive all principal and interest repayments on Term Loan, Note No. 33070, and Construction Term Loan, Note No. 35070, in accordance with the Participation Agreement between the Bank and the BND. Term Loan, Note No. 33070, and Construction Term Loan, Note No. 35070, shall be a non-patronage loans and the Borrower will not be required to purchase equities in the Bank nor be entitled to patronage refunds from the Bank as a result of the balances on Term Loan, Note No. 33070, and Construction Term Loan, Note No. 35070.

VIII. FINANCIAL CONDITIONS
      While this loan agreement is in effect, the Borrower agrees to comply with the following financial conditions:

      A. Cash Patronage: The Borrower will pay cash patronage in amounts necessary to qualify its patronage refunds as a qualified patronage dividend as defined in the Internal Revenue Code.
      B. Dividends: The Borrower will not pay cash dividends on capital stock in excess of minimum requirements, as stated in the Borrower's by-laws and/or stock certificates, without the prior written consent of the Bank, which will not be unreasonably withheld.
      C. Revolvement of Equities: The Borrower may not revolve, or otherwise pay out, any owner equity if such action would cause one or more of the "FINANCIAL CONDITIONS D, E, or F" under this loan agreement to be in a noncompliance position without the prior written consent of the Bank, which will not be unreasonably withheld.
      D. Current Ratio: The Borrower will maintain a current ratio (current assets:current liabilities) of not less than 1.25:1.
      E. Net Ownership Ratio: The Borrower will maintain a net ownership ratio (total equity divided by the sum of current assets minus current liabilities plus net fixed assets plus other assets) of not less than forty
(40) percent.
      F. Debt Service Coverage Ratio: The Borrower will maintain a debt service coverage ratio of not less than 1.25. The debt service coverage ratio shall be calculated as follows:

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

IX.   GENERAL CONDITIONS
      While this loan agreement is in effect, the Borrower agrees to comply with the following conditions:
      A. Eligibility Status: The Borrower will maintain its status as an eligible borrower as defined in the Farm Credit Act of 1971, as amended (12 U.S.C. 2129).

      B. Stock Investment: The Borrower will purchase equities of the Bank in such amounts as prescribed by the Bank's capital plan and any amendments to the plan.
      C.  Insurance:  The Borrower will maintain:

          1. Business and property insurance with financially sound insurers, in amounts sufficient to protect the Loans.
          2. Flood insurance as may be required by the Bank in accordance with applicable law including, but not limited to, regulations of the Farm Credit Administration.
          3. All appropriate grain licenses and all required grain buyers' and warehouse bonds.
          4. All-risk builder's risk insurance during the construction of the Project, in an amount equal to 100% of the replacement cost of the Project, in accordance with industry standards, providing all-risk coverage on the Project and materials stored on the Property and elsewhere, and including the perils of collapse, damage resulting from error in design or faulty workmanship or materials, or water damage.

      D. Financial Information: The Borrower will furnish the Bank audited annual financial statements prepared in accordance with GAAP, and acceptable auditors' reports, within 120 days after the end of each fiscal year, annual operating budgets within 60 days after the end of each fiscal year, monthly financial statements prepared in accordance with GAAP within 30 days after the end of each month, and such other information as the Bank may request relative to the Borrower's business, and permit such examination of its books and records as the Bank may specify. The Borrower also agrees that parties preparing such financial information are authorized to release to the Bank such financial information as the Bank may request.
      E. Collateral Reports: The Borrower will furnish the Bank collateral reports to be submitted in such form and frequency as required by the Bank.
      F. Negative Pledge: The Borrower will not mortgage, pledge, assign, or grant security interests in any assets to any other party without the prior written consent of the Bank, which will not be unreasonably withheld.
      G. Corporate Documents: The Borrower will not amend its articles of incorporation, by-laws, growers agreement, nor its grain delivery payment policies without the consent of the Bank, which will not be unreasonably withheld.
      H. Construction Progress Reports: The Borrower will furnish the Bank construction progress reports (including draw requests, inspection reports, and lien waivers) with each Construction Term Loan advance request.
      I.  Environmental Representations, Conditions, and Indemnity Clause:
Except as disclosed in writing to the Bank, the Borrower represents and agrees to the following:
          1. Hazardous Material Notice: The Borrower represents that it has not received a notice from any governmental agency or other persons nor is there any present or threatened suit, investigation, or other proceeding, with regard to Hazardous Materials (defined in paragraph 7 below) on, in, or affecting its owned or leased property. It shall immediately give the Bank oral and written notice if it receives such a notice.
         2. No Violation of Environmental Laws: The Borrower has not and will not violate any federal, state, or local environmental laws relating to or affecting its owned or leased property, which violation would have a material affect on the Borrower's business or materially affects the value of the collateral.
         3. No Releases of Hazardous Material: There has been no release, nor shall the Borrower permit any release, of such nature requiring notification to proper authorities of any Hazardous Material onto the Borrower's owned or leased property.
         4. Storage Tank Registered; No Leaks: All above ground and underground storage tanks have been duly registered with all applicable federal, state and local government authorities. The Borrower has no knowledge of any leaks from any of its above ground or underground storage tanks.
         5. Investigation of Released Hazardous Materials: If there is a suspected release of Hazardous Materials, the Borrower shall, at its own expense conduct all investigations, testing, and other actions, including an environmental audit made at the Bank's request, necessary to determine the extent (if any) of the release of Hazardous Materials and to clean up and remove all Hazardous Material in accordance with environmental laws.
         6. Indemnity: The Borrower agrees to indemnify, hold harmless, and defend the Bank against all claims of whatever kind (including attorneys'. consultants', and experts' fees) paid or asserted against the Bank as a direct result of the Borrower's violation of any environmental law. This indemnity shall continue for the benefit of the Bank after the termination of this loan agreement or other loan or security documents.
         7. Definition: Hazardous Material is defined as any toxic, radioactive, or hazardous substance, material, waste, pollutant, emission, or contaminant, including but not limited to : (a) asbestos, (b) urea formaldehyde, (c) the group of organic compounds known as polychlorinated biphenyls (PCBs), (d) any petroleum product and byproduct including but not limited to gasoline, fuel oil, crude oil, and the various constituents of such products, and (e) pesticides, fertilizers, and other agricultural chemicals.

X.    REPAYMENT
      The indebtedness arising from the Loans shall be repaid as follows:
      A. The Seasonal Loan, Note No. 22140, of not to exceed $5,000,000 shall mature on March 31, 1997; provided, however, the Borrower shall make such payments from time to time as may be required to maintain the loan within the limits set forth in the "LIMITATION ON ADVANCES" section of this loan agreement; provided further, any balances outstanding under the fixed rate seasonal loan provisions shall mature as specified in the statement. Any outstanding fixed amounts as of March 31, 1997 shall be repaid no later than September 30, 1997.
      B. The Term Loan Note Nos. 33060 and 33070, of $18,409,007.58 shall be repaid by quarterly principal payments of Six Hundred Eighty-Five Thousand Dollars ($685,000) each, to be remitted to the Bank on or before March 31, June 30, September 30, and December 31 of each year commencing December 31, 1996; provided, however, that if the Borrower is not in default, it shall not be required to make payments that would accelerate the repayment of fixed interest rate balances. Repayment shall be pro rated eighty-five percent (85%) to Term Loan, Note No. 33060 and fifteen percent (15%) to Term Loan, Note No. 33070. All outstanding balances shall be repaid by December 31, 2004.
      C. The Construction Term Loans, Note Nos. 35060 and 35070, of $18,000,000 shall be repaid by quarterly principal payments of Six Hundred Twenty-Five Thousand Dollars ($625,000) each, to be remitted to the bank on or before March 31, June 30, September 30, and December 31 of each year commencing September 30, 1997; provided, however, that if the Borrower is not in default, it shall not be required to make payments that would accelerate the repayment of fixed interest rate balances. Repayment shall be pro rated eighty percent (80%) to Term Loan, Note No. 35060 and twenty percent (20%) to Term Loan, Note No. 35070. All outstanding balances shall be repaid by September 30, 2004.

      In the absence of instructions from the Borrower, or if the Borrower is in default, the Bank at its discretion, may apply repayments to the reduction of any of the indebtedness outstanding between the Bank and the Borrower.

XI.   LATE FEE PENALTY
      Payments received fifteen (15) calendar days after the scheduled repayment date are subject to a late payment penalty equal to 1% of the past due amount but not less than $25.00 per transaction.

XII.   EXPIRATION
       The unadvanced portion of the Loans shall be cancelled as indicated below; provided, however, the Bank may, at its option, extend the expiration date of the Loans and the maturity date of the Seasonal Loan without notice to or consent of the Borrower.

          Seasonal Loan, Note No. 22140 - March 31, 1997
          Construction Term Loan, Note No. 35060 - July 31, 1997
          Construction Term Loan, Note No. 35070 - July 31, 1997

XIII.  REINSTATEMENT
       In order to facilitate repayments and reborrowings under this loan agreement, the bank is authorized to reinstate all sums repaid on the Seasonal Loan through the expiration date specified in this loan agreement; provided, however, that the total amount outstanding under this loan agreement shall not exceed the face amount of the Seasonal Loan, and provided, further, that the right of the Borrower to such reinstatement may be denied and cancelled at any time at the option of the Bank.

XIV.   DEFAULT PROVISION
       If the Borrower shall fail to pay when due any amount on any of the Loans under this loan agreement, or on any other indebtedness of the Borrower secured hereby, or fail to observe or perform any of the provisions or representations of this loan agreement, or of any security agreement or mortgage, or shall be subject to the jurisdiction of a bankruptcy court whether by a voluntary filing or involuntary action, the Borrower shall be in default. When the Borrower is in default, the Bank may declare by written notice to the Borrower that the Loans and other indebtedness are immediately due and payable. The Bank may then terminate its commitment to lend and cancel any reinstatement rights provided to the Borrower under this loan agreement, and proceed to enforce payment and exercise any or all of the rights afforded to the Bank by law or agreement. Upon demand, and as permitted by law, the Borrower shall reimburse the Bank for all attorneys' fees and costs incurred by the Bank in protecting or enforcing its rights or collateral, including reasonable attorneys' fees incurred by the Bank in a bankruptcy or receivership proceeding or in enforcing any judgment against the Borrower.

XIV.   ACCEPTANCE
       This loan agreement is the full agreement under the terms and conditions of the Loans. It shall not be modified except in writing, and shall not become effective unless the Borrower shall, within 60 days from date, signify its acceptance of these terms and conditions by signing and returning a copy of this loan agreement to the Bank.

       BY DIRECTION of the loan committee this 14th day of November, 1996.

       ST. PAUL BANK FOR COOPERATIVES

       By /s/ Stuart S. Peterson
       Its Senior Vice President

       ACCEPTED AND AGREED TO:

       DAKOTA GROWERS PASTA COMPANY
       CARRINGTON, NORTH DAKOTA

       By /s/ Tim Dodd
       Its President
       Date  11/21/96

EXHIBIT 10.3

                            NONNEGOTIABLE NOTE OF
                        DAKOTA GROWERS PASTA COMPANY
                          CARRINGTON, NORTH DAKOTA

                               Note No. 35060

$14,400,000.00                                            November 14, 1996

     For value received, the undersigned ("Maker") promises to pay to the St. paul Bank for Cooperatives ("Bank"), at its office in the City of St. Paul, Minnesota, the sum of Fourteen Million Four Hundred Thousand and no/100 Dollars ($14,400,000.00) with interest on the unpaid balance at a variable rate of interest which may increase or decrease as the Bank may, from time to time, determine as provided in the Loan Agreement of even date between the Maker and the Bank. The unpaid balance of this note, with accrued interest, and required equity purchases, may be paid at any time subject to a prepayment penalty, if any, in accordance with the terms of the Loan Agreement between the Bank and Maker.

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


                                              DAKOTA GROWERS PASTA COMPANY

                                              By /s/ Timothy J. Dodd
                                                   Its President

                                              By /s/ Curtis R. Trulson
                                                   Its Secretary

EXHIBIT 10.4

                            NONNEGOTIABLE NOTE OF
                        DAKOTA GROWERS PASTA COMPANY
                          CARRINGTON, NORTH DAKOTA

                               Note No. 35070

$3,600,000.00                                             November 14, 1996

     For value received, the undersigned ("Maker") promises to pay to the St. paul Bank for Cooperatives ("Bank"), at its office in the City of St. Paul, Minnesota, the sum of Three Million Six Hundred Thousand and no/100 Dollars ($3,600,000.00) with interest on the unpaid balance at a variable rate of interest which may increase or decrease as the Bank may, from time to time, determine as provided in the Loan Agreement of even date between the Maker and the Bank. The unpaid balance of this note, with accrued interest, and required equity purchases, may be paid at any time subject to a prepayment penalty, if any, in accordance with the terms of the Loan Agreement between the Bank and Maker.

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


                                              DAKOTA GROWERS PASTA COMPANY

                                              By /s/ Timothy J. Dodd
                                                   Its President

                                              By /s/ Curtis R. Trulson
                                                   Its Secretary