Form 10-Q
period 1997-04-30
DAKOTA GROWERS PASTA CO
filed 1997-06-24
CIK 1004154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended April 30, 1997

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,086 shares of membership stock, par value $125.00, and 4,904,034 shares of equity stock, par value $3.85, outstanding as of June 23, 1997.

FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                     April 30,
                                                       1997      July 31,
                                                    (Unaudited)    1996
                                                    ----------- -----------
                                                           (000's omitted)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $           $ 1,448
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $67,000 and $70,000 ..........................     6,981       4,874
   Accounts receivable from growers ...............       179         207
   Other receivables ..............................       126         116
                                                    ----------- -----------
   Total receivables ..............................     7,286       5,197
   Inventories ....................................     8,953       6,737
   Prepaid expenses ...............................        57         150
                                                    ----------- -----------
      Total current assets ........................    16,296      13,532

Property and equipment
   In service .....................................    44,886      39,167
   Construction in process ........................     7,950       1,152
   Accumulated depreciation .......................   ( 7,885)    ( 5,964)
                                                    ----------- -----------
      Net property and equipment ..................    44,951      34,355

Investment in St. Paul Bank for Cooperatives ......     1,804       1,710

Other assets ......................................       206         297
                                                    ----------- -----------
      Total assets ................................   $63,257     $49,894
                                                    =========== ===========























The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                     April 30,
                                                       1997      July 31,
                                                    (Unaudited)    1996
                                                    ----------- -----------
                                                           (000's omitted)

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $ 1,323     $    72
   Accounts payable ...............................     4,420       2,889
   Excess outstanding checks over cash on deposit .       268
   Accrued grower payments ........................       408       1,845
   Dividends payable ..............................         6           8
   Accrued liabilities ............................     1,257         534
                                                    ----------- -----------
      Total current liabilities ...................     7,682       5,348

Long-term debt, net of current portion ............    26,504      18,860
Other long-term liabilities .......................        75
                                                    ----------- -----------
      Total liabilities ...........................    34,261      24,208
                                                    ----------- -----------
Redeemable preferred stock:
   Series A, 6%, $100 par value, issued 4,000
     shares at April 30, 1997 and 5,500 shares
     at July 31, 1996 .............................       400         550
   Series B, 2% non-cumulative, $100 par value,
     issued 2,700 shares ..........................       270         270
                                                    ----------- -----------
      Total redeemable preferred stock ............       670         820
                                                    ----------- -----------
Members' investment:
   Membership stock, $125 par value, issued 1,086
     shares at April 30, 1997 and 1,082 shares
     at July 31, 1996 .............................       136         135
   Equity stock, $3.85 par value, issued 4,904,034
     shares .......................................    18,881      18,881
   Additional paid in capital .....................     3,610       3,610
   Accumulated allocated earnings .................       413
   Accumulated unallocated earnings ...............     5,286       2,240
                                                    ----------- -----------
      Total members' investment ...................    28,326      24,866
                                                    ----------- -----------
      Total liabilities and members' investment ...   $63,258     $49,894
                                                    =========== ===========










The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1997        1996
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $2,028,000 and $1,480,000 for 1997 and 1996,
   respectively) ..................................   $17,018     $13,026

Cost of product sold ..............................    13,836      11,138
                                                    ----------- -----------
      Gross proceeds ..............................     3,182       1,888

Marketing and general and administrative expenses .       591         480
                                                    ----------- -----------
      Operating proceeds ..........................     2,591       1,408

Other income (expense):
   Interest and other income ......................         3          51
   Capitalized interest ...........................        97
   Interest expense, net ..........................   (   690)    (   490)
                                                    ----------- -----------
Income before income taxes ........................     2,001         969

Income taxes expense ..............................                     4
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     2,001         965
Dividends on preferred stock ......................         6           8
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 1,995     $   957
                                                    =========== ===========
Average equity shares outstanding .................     4,904       3,712

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $   .41     $   .26
                                                    =========== ===========















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1997        1996
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $5,450,000 and $3,997,000 for 1997 and 1996,
   respectively) ..................................   $49,875     $35,861

Cost of product sold ..............................    41,991      31,180
                                                    ----------- -----------
      Gross proceeds ..............................     7,884       4,681

Marketing and general and administrative expenses .     1,369       1,208
                                                    ----------- -----------
      Operating proceeds ..........................     6,515       3,473

Other income (expense):
   Interest and other income ......................        31          57
   Capitalized interest ...........................       260
   Interest expense, net ..........................   ( 1,522)    ( 1,661)
                                                    ----------- -----------
Income before income taxes ........................     5,284       1,869

Income tax expense ................................                     4
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     5,284       1,865
Dividends on preferred stock ......................        25          30
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 5,259     $ 1,835
                                                    =========== ===========
Average equity shares outstanding .................     4,904       3,315

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $  1.07     $   .55
                                                    =========== ===========















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1997        1996
                                                    ----------- -----------
Cash flows from operating activities:
   Net income .....................................   $ 5,284     $ 1,865
   Add (deduct) non-cash items:
     Depreciation and amortization ................     1,933       1,817
     Non-cash portion of patronage dividend .......    (   14)     (  286)
     Interest capitalized .........................    (  260)
   Changes in assets and liabilities:
     Trade receivables ............................    (2,107)     (2,349)
     Accounts receivable from growers .............        28      (  210)
     Other receivables ............................    (   10)        422
     Inventories ..................................    (2,216)     (  321)
     Prepaid expenses and other assets ............        92      (  128)
     Accounts payable .............................     1,531         745
     Excess outstanding checks over cash on deposit       268      (  893)
     Grower payables ..............................    (1,437)     (1,057)
     Dividends payable and other accrued liabilities      723         641
     Other liabilities ............................        75
                                                    ----------- -----------
      Net cash from (used in) operating activities      3,890         246
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............   (12,257)     (  828)
                                                    ----------- -----------
Cash flows from financing activities:
   Issuance of short-term debt ....................
   Issuance of long-term debt .....................     8,950
   Payments on long-term debt .....................    (   55)     (8,183)
   Preferred stock retired ........................    (  150)     (  150)
   Dividends on preferred stock ...................    (   27)     (   30)
   Membership stock issued (net)...................         1           2
   Proceeds of stock offering, net of expenses ....                 9,722
   Subscriptions forfeited ........................                     1
   Patronage distributions ........................    (1,800)     (  935)
                                                    ----------- -----------
      Net cash from financing activities ..........     6,919         427
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................    (1,448)     (  155)
Cash and cash equivalents, beginning of period ....     1,448         155
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........   $           $
                                                    =========== ===========






The accompanying notes are an integral part of these financial statements.

<[AGE>  7

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

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at April 30, 1997, and for the nine and three month periods ended April 30, 1997 and 1996, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1996, was derived from the Company's audited annual report for 1996. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

   NOTE 3. INVENTORIES - Inventories of $8,953,000 at April 30, 1997, include raw materials of $3,351,000 and finished goods and by-products of $5,602,000. At July 31, 1996, inventories of $6,737,000 included raw materials of $2,384,000 and finished goods and by-products of $4,353,000.

   NOTE 4. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business. For the nine months ended April 30, 1997, net income allocable to patronage business was $5,433,000 compared to $1,947,000 for the comparable period in fiscal year 1996. For the three months ended April 30, 1997 and 1996, net income allocable to patronage business was $1,910,000 and $1,039,000, respectively.

   NOTE 5. EARNINGS AND DIVIDENDS - The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share).
For presentation purposes, it has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The weighted average number of equity shares was 4,904,034 for the nine and three months ended April 30, 1997, 3,314,694 for the nine months ended April 30, 1996 and 3,712,034 for the three months ended April 30, 1996.

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

The Company has not established any provision for income taxes for the nine months ended April 30, 1997.

   NOTE 7. LOAN AGREEMENT - On March 31, 1997, the Company's loan agreement with the St. Paul Bank for Cooperatives was modified to extend its seasonal loan for one year and to extend the expiration date of the $18,000,000 construction term loan to December 31, 1997, with quarterly payments of $625,000 commencing December 31, 1997.

The Company also modified its mortgage with the St. Paul Bank to increase the mortgage amount to $42,000,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

   The Company is a North Dakota agricultural cooperative and has 1,086 members at April 30, 1997. Membership in the Company is limited to agricultural producers whose operations are located within the states of North Dakota, Minnesota or Montana. The Company mills durum wheat into semolina, which is sold or used for the manufacture of the Company's pasta products.
The pasta products are then marketed and sold by the Company. The Company also sells by-products of the milling process.

   Beginning late in fiscal year 1996, the Company began an expansion project which would double its milling and pasta manufacturing capacities. The Company's second mill became operational in late December 1996, and it has completed the building addition. The first new pasta line began operation in early June 1997, and it is anticipated that second the new pasta production lines will be operational in mid-July 1997.

   The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices. Such durum wheat prices are influenced by the quantity of milling quality durum available as well as the export practices of Canada. The Company is able to partially offset this risk through contracts which allow for price adjustments with fluctuations in the durum/flour markets.

QUARTER ENDED APRIL 30, 1997 COMPARED TO QUARTER ENDED APRIL 30, 1996

   Revenues increased by $4.0 million, or 31%, as total pasta produced increased by 24% and semolina sales increased by 40% as more flour was available with two mills in operation. Flour sales will decrease as increasing pasta production absorbs more semolina.

   Most of the pasta increase was experienced in the retail segment, but increases were also experienced in the foodservice and ingredient sectors. Sales in the retail segment represented 45% of pasta sales for the quarter. The Company anticipates this segment to increase as a percentage of pasta sales over the next year as it adds to its customer base and its existing customers continue the growth trends of the last year. The average sales price was essentially flat in all segments when compared to last year as competetion from domestic and imported pasta remains strong.

   In the by-products sales, offsetting the increase in semolina sales volumes was a reduction in pricing for semolina sales, which decreased corresponding with the durum price decline.

   Cost of product sold was up $2.7 million primarily due to a 33% increase in pasta produced and purchased. The volume change represented $3.7 million of the increase. Pricing on packaging was essentially flat, and price increases for ingredients (egg) and freight were offset by reduced durum prices. The average cost of durum was down $.97 per bushel from last year, reducing expense by $872,000.

   Marketing and general and administrative expenses were up $111,000, predominantly due to deferred compensation accruals.

   Interest expense increased $103,000 due to a $4.6 million increase in average borrowings, the result of borrowing for construction activity, partially offset by a .86% reduction in the average interest rate. Due to reduced profits, the St. Paul Bank for Cooperatives reduced its patronage distribution. For the quarter, the Company recorded a $154,000 reduction in its patronage accural for the calendar year 1996, and reduced its 1997 accrual rate by 50%. At this time, the Company anticipates that the Bank will return to historical profitablilty in 1998. The Company capitalized $97,000 of interest to the major expansion projects during the quarter.

   As a result of the above, net income for the quarter was $2,001,000 compared to $957,000 last year. The Company anticipates a similar change for the fourth quarter.


NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996

   Revenues increased by $14.0 million, or 39%, as total pasta sales increased by 37%, with a related decline in lower margin semolina sales prior to the second mill coming on line. Sales in the retail pasta segment have more than doubled over last year, while ingredient sales rose 35% and foodservice sales declined 12%. The retail increase was primarily due to the roll out of three significant new private label programs and the introduction of one branded program. Volumes for most existing private label programs increased, offset by the decline of co-pack and government bid sales. The roll out of one new significant ingredient customer had a major impact on ingredient volumes, but sales to most large ingredient customers also rose over last year. The decline in foodservice can be identified to co-pack and government sales. For the year, mill feed and second clear flour prices have increased, while average semolina prices are down.

   Cost of product sold was up $10.8 million. The increase in pasta volumes produced and purchased accounted for $11.4 million of the increase. Price increases for packaging, ingredients (egg) and freight added to the expense, but were more than negated by lower durum costs and greater production efficiencies. The Company anticipated continued improvement in production
efficiencies with the addition of the two new pasta lines.   The year to date
average cost of durum was down $.36 from last year.

   Marketing and general and administrative expenses increased $161,000, primarily due to increased marketing costs and deferred compensation accruals.

   Interest expense decreased $399,000 due to an $3.8 million decline in average borrowings, the result of the temporary pay down of debt utilizing the proceeds of the 1996 stock offering. Average interest rates are unchanged from last year. The Company has capitalized $260,000 of interest to the major expansion projects this year.

   As a result of the above, net income increased $3.4 million, almost tripling from $1.8 million last year to $5.3 million for the nine months ended April 30, 1997. The Company anticipates continued growth as it markets the additional capacity available through the additional pasta production lines.

                       LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations remains positive in spite of increases in receivables and inventories attributed to the increased sales. The Company's $5.0 million seasonal line of credit is anticipated to be more than adequate to fund these working capital increases.

   For the nine months ended April 30, 1997, purchases of property and equipment totalled $12.3 million, financed at April 30, 1997, by a $9.0 million increase in outstanding debt and working capital provided by operations. The Company anticipates expending an additional $8.1 million completing the pasta production expansion projects through July 1997, with some payments extending beyond that date. The Company's construction term loan agreement with the St. Paul Bank for Cooperatives provides $18,000,000 in construction financing for these projects; $7.2 million is outstanding as of mid-May, 1997.

                                   Part II


Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        EXHIBIT
          NO.                        DESCRIPTION
        -------                      -----------
          10.1 Loan Agreement in the aggregate amount of $41,409,007.58 dated March 31, 1997, between the Company and St. Paul Bank for Cooperatives.
          10.2   Nonnegotiable Note of Dakota Growers Pasta Company in the
                 principal amount of $5,000,000.00 dated March 31, 1997.
          10.3   Real Estate Mortgage executed by Dakota Growers Pasta Company to the St. Paul Bank for Cooperatives in the amount of
                 $42,000,000.00 dated May 15, 1997.
          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

   (b)  Reports on Form 8-K
        None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          Dakota Growers Pasta Company

Date:  June 23, 1997                      /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  June 23, 1997                      /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)




































Exhibit 10.1
                                                     Date Approved 11/14/96


                         ST. PAUL BANK FOR COOPERATIVES

                                 Loan Agreement

Borrower:                                           Application No. S-26506

DAKOTA GROWERS PASTA COMPANY
CARRINGTON, NORTH DAKOTA

     New Loans                           Present Loans
$ 5,000,000.00 - Seasonal Loan
                                    $18,409,007.58 - Term Loan
                                     18,000,000.00 - Construction Term Loan
                                     -------------
                                    $36,409,007.58

           Total Loans
          ------------
        $ 5,000,000.00 - Seasonal Loan, Note No. 22140
         18,409,007.58 - Term Loan, Note No. 33061
         18,000,000.00 - Construction Term Loan & Commitment, Note No. 35061
         -------------
        $41,409,007.58 - Total

The St. Paul Bank for Cooperatives (the "Bank") and Borrower agree to the above loans (the "Loans") to the Borrower. The Borrower's present indebtedness to the Bank and/or commitments outstanding (entitled Present Loans in the above heading) are consolidated and are made subject to all the terms and conditions of this loan agreement.

I.    PURPOSE
      The proceeds of the Loans shall be used as follows:
      A.  The Seasonal Loan shall be used for general operating purposes.
      B. The Term Loan, Note No. 33061, were used to finance the construction of the pasta plant.
      C. The Construction Term Loan, Note No. 35061, shall be used to finance the mill and pasta line expansion (the "Project")

II.   NOTES AND SECURITY
      Advances under this loan agreement, together with any existing indebtedness of the Borrower to the Bank, shall be evidenced by a promissory note or notes acceptable to the Bank, and shall be secured to the extent of all collateral presently held by the Bank, including but not limited to all real estate mortgages and security agreements; and by amending the real estate mortgage dated August 5, 1992, to increase the dollar amount from $27,400,000 to $42,000,000, in the process of being completed. The Borrower shall provide the Bank with a mortgagee's title insurance policy, in an amount acceptable to the Bank. All property under lien to the Bank as security for the Loans shall be collateral for all indebtedness of the Borrower to the Bank.

III.  LIMITATION ON ADVANCES
      A. The total Seasonal Loan outstanding under this or any loan agreement between the Bank and the Borrower shall not exceed the amount shown in the above heading.
      B. The commitment to advance funds under the Seasonal Loan shall become effective as of April 1, 1997, and shall remain effective until March 31, 1998, after which date the commitment shall expire.
      C. Advances on the Seasonal Loan shall not exceed the sum of the following collateral values based on collateral reports to be submitted monthly (or more often at Borrower's discretion) in such form as required by the Bank:

          1.  One hundred percent (100%) of cash on hand.
          2. Eighty percent (80%) of accounts receivable acceptable to the Bank and not older than forty-five (45) days from the date of invoice.
          3. Sixty-five percent (65%) of the net market value (market value less selling expenses) of owned inventories of grain, semolina, flours, millfeeds, and finished pasta.
      D. Construction progress reports shall be submitted to the Bank prior to each advance being made on the Construction Term Loan, Note No. 35061. Construction progress reports shall include:

          1.  A draw request;
          2.  Inspection reports; and
          3. Evidence that mechanics' and materialmen's lien waivers have been obtained for all work done on, and all materials supplied to, the Project which were paid for pursuant to the previous disbursement request.

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

V.    FIXED RATE SEASONAL ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Fixed Rate Seasonal Loan Program, and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any seasonal loan indebtedness (the "fixed amount") made under this loan agreement as follows:

      A.  The minimum fixed amount shall be $100,000.
      B. Each fixed amount and each selected pricing maturity date will be treated as a separate indebtedness for interest rate designation and interest billing purposes.
      C. Fixed amount pricing maturities shall not be less than 15 days nor greater than 180 days from the day of advance to be based on the maturity selection of the Borrower, however, all fixed amounts shall have pricing maturities no later than September 30, 1998.
      D. The Borrower may receive same day interest rate quotes if a firm request is placed and accepted by the Bank before 12:01 p.m. (Central Time) on any business day. A firm request is one placed by telephone or in writing by an authorized representative of the Borrower.
      E. Fixed amounts shall be automatically converted to the variable rate seasonal loan at maturity.
      F. Fixed amounts cannot be repaid or repriced by the Borrower prior to their respective pricing maturity dates without being subject to prepayment penalties. Such penalties shall be determined according to a methodology specified by the Bank which preserves the Bank's yield on the fixed amount prepaid or repriced and which is based upon the difference between the Bank's cost of like funds to pricing maturity at the time of prepayment and the existing fixed rate on the fixed amount.
      G. Each fixed amount shall be summarized in the Daily Activity Statement (the "statement") to the Borrower. Each statement shall reference and confirm at least the following:

          1.  Note No. 25540.
          2.  The fixed amount and its Contract No.
          3.  The rate of interest.
          4.  The effective date.
          5.  The pricing maturity date.

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

VI.   CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Customer Managed Fixed Rate Term Program and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any term loan indebtedness (the "fixed amount") under this loan agreement as follows:

      A.  The minimum fixed amount shall be $1,000,000.
      B. Each fixed amount and each selected pricing maturity date shall be treated as a separate indebtedness for interest rate designation and interest billing purposes.
      C. Fixed amount pricing maturities shall be for a minimum maturity of 60 days and a maximum of ten years.
      D. The Borrower shall have indebtedness under the variable rate term interest rate program or priced maturing fixed amounts against which to apply scheduled term loan payments as set forth in the "REPAYMENT" section of this loan agreement.
      E. The Borrower's selection of loan interest rate quotes and pricing maturities must be communicated to the Bank by 2:00 p.m. (Central Time) on the day prior to the fixed amount advance. If this selection deadline is not met, maturing fixed amounts shall automatically convert to the variable rate term loan.
      F. Fixed amounts cannot be repaid or repriced by the Borrower prior to their respective pricing maturity dates without being subject to prepayment penalties. Such penalties shall be determined according to a methodology specified by the Bank which preserves the Bank's yield on the fixed amount prepaid or repriced and which is based upon the difference between the Bank's cost of like funds to pricing maturity at the time of prepayment and the existing fixed rate on the fixed amount.
      G. Each fixed amount shall be summarized in the Daily Activity Statement (the "statement") to the Borrower. Each statement shall reference and confirm at least the following:

          1.  Note Nos. 33061 / 35061.
          2.  The fixed amount and its Contract No.
          3.  The rate of interest.
          4.  The effective date.
          5.  The pricing maturity date.

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

VII.  FINANCIAL CONDITIONS
      While this loan agreement is in effect, the Borrower agrees to comply with the following financial conditions:

      A. Cash Patronage: The Borrower will pay cash patronage in amounts necessary to qualify its patronage refunds as a qualified patronage dividend as defined in the Internal Revenue Code.
      B. Dividends: The Borrower will not pay cash dividends on capital stock in excess of minimum requirements, as stated in the Borrower's by-laws and/or stock certificates, without the prior written consent of the Bank, which will not be unreasonably withheld.
      C. Revolvement of Equities: The Borrower may not revolve, or otherwise pay out, any owner equity if such action would cause one or more of the "FINANCIAL CONDITIONS D, E, or F" under this loan agreement to be in a noncompliance position without the prior written consent of the Bank, which will not be unreasonably withheld.
      D. Current Ratio: The Borrower will maintain a current ratio (current assets:current liabilities) of not less than 1.25:1.
      E. Net Ownership Ratio: The Borrower will maintain a net ownership ratio (total equity divided by the sum of current assets minus current liabilities plus net fixed assets plus other assets) of not less than forty percent (40%).
      F. Debt Service Coverage Ratio: The Borrower will maintain a debt service coverage ratio of not less than 1.25. The debt service coverage ratio shall be calculated as follows:

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

IX.   REPAYMENT
      The indebtedness arising from the Loans shall be repaid as follows:
      A. The Seasonal Loan, Note No. 25540, of not to exceed $5,000,000 shall mature on March 31, 1998; provided, however, the Borrower shall make such payments from time to time as may be required to maintain the loan within the limits set forth in the "LIMITATION ON ADVANCES" section of this loan agreement; provided further, any balances outstanding under the fixed rate seasonal loan provisions shall mature as specified in the statement. Any outstanding fixed amounts as of March 31, 1998 shall be repaid no later than September 30, 1998.
      B. The Term Loan Note No. 33061, of $18,409,007.58 shall be repaid by quarterly principal payments of Six Hundred Eighty-Five Thousand Dollars ($685,000) each, to be remitted to the Bank on or before March 31, June 30, September 30, and December 31 of each year commencing June 30, 1998; provided, however, that if the Borrower is not in default, it shall not be required to make payments that would accelerate the repayment of fixed interest rate balances. All outstanding balances shall be repaid by December 31, 2004.
      C. The Construction Term Loan, Note No. 35061, of $18,000,000 shall be repaid by quarterly principal payments of Six Hundred Twenty-Five Thousand Dollars ($625,000) each, to be remitted to the bank on or before March 31, June 30, September 30, and December 31 of each year commencing December 31, 1997; provided, however, that if the Borrower is not in default, it shall not be required to make payments that would accelerate the repayment of fixed interest rate balances. All outstanding balances shall be repaid by December 31, 2004.

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

          Seasonal Loan, Note No. 25540 - March 31, 1998
          Construction Term Loan, Note No. 35061 - December 31, 1997

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

       BY DIRECTION of the loan committee this 31st day of March, 1997.

       ST. PAUL BANK FOR COOPERATIVES

       By /s/ Marvin L. Lindo
       Its Senior Vice President

       ACCEPTED AND AGREED TO:

       DAKOTA GROWERS PASTA COMPANY
       CARRINGTON, NORTH DAKOTA

       By /s/ Tim Dodd
       Its President
       Date  4/17/97

Exhibit 10.2

                            NONNEGOTIABLE NOTE OF
                        DAKOTA GROWERS PASTA COMPANY
                          CARRINGTON, NORTH DAKOTA

                               Note No. 25540

$5,000,000.00                                                March 31, 1997

     For value received, the undersigned ("Maker") promises to pay to the St. paul Bank for Cooperatives ("Bank"), at its office in the City of St. Paul, Minnesota, the sum of Five Million no/100 Dollars ($5,000,000.00) with interest on the unpaid balance at a variable rate of interest which may increase or decrease as the Bank may, from time to time, determine as provided in the Loan Agreement of even date between the Maker and the Bank. The unpaid balance of this note, with accrued interest, and required equity purchases, may be paid at any time subject to a prepayment penalty, if any, in accordance with the terms of the Loan Agreement between the Bank and Maker.

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


                                              DAKOTA GROWERS PASTA COMPANY

                                              By /s/ Timothy J. Dodd
                                                   Its President

                                              By /s/ Curtis R. Trulson
                                                   Its Secretary

Exhibit 10.3

                            REAL ESTATE MORTGAGE

THIS MORTGAGE, made and executed as of the 15th day of May, 1997, by

                        DAKOTA GROWERS PASTA COMPANY

a corporation, organized under the laws of the State of North Dakota (hereinafter called the Mortgagor), whose post-office address is One Pasta Avenue, P.O. Box 21, Carrington, North Dakota 58421 to the ST. PAUL BANK FOR COOPERATIVES, a federally chartered corporation, (hereinafter called the Mortgagee), whose post office address is 375 Jackson Street, St. Paul, Minnesota 55101.

                                 WITNESSETH

That for the purpose of securing payment of an indebtedness from the Mortgagor to the Mortgagee in the principal sum of Forty-two Million and No/100 ($42,000,000.00), interest thereon, and any future advances or readvances made by the Mortgagee to the Mortgagor not exceeding in the aggregate amount outstanding at any one time the above principal sum, and interest thereon, the Mortgagor does by these presents grant, bargain, sell, convey, and mortgage to the Mortgagee, its successors and assigns, forever, all that certain real estate described as follows (the "Property"):

Premises situated in FOSTER County, North Dakota, more particularly described as follows:

     Auditor's Lot No. 117-A, being described as a tract of land within the Southwest 1/4 of Section 18, Township 146 North of Range 66 West of the 5th Principal Meridian, Foster County, North Dakota, being more particularly described as follows: Commencing at the South quarter corner of said Section 18; thence North 00 degrees 07 minutes 04 seconds West along the North-South quarter line of said Section 18, 1,392.27 feet to a point; thence North 58 degrees 26 minutes 03 seconds West, 778.91 feet to the point of beginning; thence South 31 degrees 33 minutes 57 seconds West, 600.00 feet to a point; thence North 58 degrees 26 minutes 03 seconds West, 1,100.00 feet to a point; thence North 31 degrees 33 minutes 57 seconds East, 600.00 feet to a point; thence South 58 degrees 26 minutes 03 seconds East, 1,100.00 feet plus or minus, to the point of beginning. Said Auditor's Lot 117-A contains 15.15 acres more or less.

     Block 4, First Industrial Park Subdivision, located within the South 1/2 of Section 18, Township 146 North of Range 66 West of the 5th Principal Meridian, and in the City of Carrington, all in Foster County, North Dakota; according to the certified plat thereof recorded in Book C-7 of Miscellaneous, on Page 428, in the Office of the Register of Deeds, Foster County, North Dakota. Parcel contains 2.67 acres more or less.

     Subject to highways, easements and rights-of-way of record.

TO HAVE AND TO HOLD THE SAME, together with all the tenements, hereditaments, fixtures, and appurtenances belonging thereto. Mortgagor does covenant with the Mortgagee, its successors and assigns, as follows: First, that it is lawfully seized of the Property; Second, that it has good right to convey the

Property; and that Mortgagor will WARRANT and DEFEND the title to the Property against all lawful claims. When recorded, this Mortgage is effective as a fixture financing statement.

The indebtedness which this Mortgage is given to secure is evidenced by a note or notes signed by the Mortgagor, and payable to the order of the Mortgagee, described as follows:

Amount:          Due and Payable:      Interest Rate:
$5,000,000.00    December 31, 2004     The interest rate is a variable rate
$18,409,007.58                         specified by the Mortgagee from time
$18,000,000.00                         to time in accordance with the Farm
                                       Credit Act of 1971 and amendments
                                       thereto.  Each time the interest rate
                                       is raised or lowered, the rate on all
                                       outstanding principal shall be subject
                                       to the new rate from the date it
                                       becomes effective.  The variable
                                       interest rate as of April 29, 1997 is
                                       8.20%;

with interest payable quarterly on the last day of March, June, September, and December of each year, or such other times as the Mortgagor and Mortgagee shall agree.

This mortgage is further given to secure such advances and readvances as the Mortgagee may make to the Mortgagor from time to time at Mortgagee's option, and any guarantees of Mortgagor to Mortgagee. It is understood and agreed that if partial payments on the indebtedness shall be made at any time, then, and in that event, readvances may be made by the Mortgagee to the Mortgagor, and that all advances, readvances, and loans shall be secured by this Mortgage within the limits of the principal sum.

The future advances or readvances may be evidenced by a promissory note or notes executed and delivered by the Mortgagor to the Mortgagee. This Mortgage is given to secure any future note or notes and interest thereon as well as the note or notes now existing.

The Mortgagor further covenants and agrees:

1. That it will pay both principal and interest to the Mortgagee at its banking office in the City of St. Paul, Minnesota, according to the terms and conditions of the note or notes secured by this Mortgage, at the times and in the manner specified in the notes, together with all costs and expenses of collection.

2. That no extension, assignment, or transfer of the note or notes shall be considered as a discharge or waiver of any default hereunder. No delay of the Mortgagee in asserting any right accruing by virtue of any default of any condition hereof shall be construed as a waiver of such default.

3. That it will insure and keep insured buildings and other improvements now on, or which may hereafter be placed on, the Property against loss or damage by fire in companies and amounts satisfactory to Mortgagee. Any policy evidencing such insurance is to be payable to Mortgagee as its interest may appear. At the option of Mortgagee, sums so received by the Mortgagee may be used to pay for reconstruction of the destroyed improvement(s), or, if not so applied, shall be applied in payment of any indebtedness secured by this Mortgage.

4. That it will pay when due all taxes, liens, judgments, or assessments which have been or may be lawfully assessed or levied against the Property.

5. That in the event it fails to maintain insurance or fails to pay when due any taxes, liens, judgments, or assessments legally owing, the Mortgagee may provide such insurance and/or make such payment, and the sum paid shall become a part of the indebtedness secured hereby and shall be immediately due and payable.

6. That it will keep all buildings and equipment subject to the Mortgage in good repair and will not cause, suffer, or permit waste of the Property.

7. That is will execute such further and additional documents or instruments, or do or perform all such acts as may be reasonably requested by the Mortgagee, to perfect its title as Mortgagor to any of the Property.

8. That it will not sell, lease, or assign all or any part of the Property, without the prior written consent of the Mortgagee.

9. That if there be any security other than this Mortgage for the indebtedness secured hereby, then upon default, the Mortgagee may proceed upon this and any other security, either concurrently or separately, in any order that the Mortgagee may elect.

10. That no remedy conferred on or reserved to the Mortgagee is intended to be exclusive of any other remedy or remedies, and each and every remedy shall be cumulative and shall be cumulative and shall be in addition to every other remedy given hereunder or by law.

11. That all of the right, privileges, and powers vested in the Mortgagee shall inure to, and may be exercised by, any subsequent holder of the note or notes, or any renewals, and this Mortgage shall be binding upon the successors and assigns of the Mortgagor.

12. That the Mortgagee shall receive any sums payable or arising out of any eminent domain proceedings affecting the whole or any part of, or any interest in, the Property. All such sums are hereby assigned by the Mortgagor to the Mortgagee, and when received by the Mortgagee may be applied on the indebtedness secured by this Mortgage in such manner as the Mortgagee may elect.

13. As additional security hereunder, Mortgagor hereby assigns to Mortgagee the rents, profits, and issue (the "Rents") of the Property, provided that Mortgagor shall, prior to acceleration, have the right to collect and retain the Rents as they become due and payable. Upon acceleration under paragraph 14, and at any time prior to the expiration of any period of redemption following judicial sale, Mortgagee, in person, by agent or by judicially appointed receiver, shall be entitled to enter upon, take possession of and manage the Property and to collect the Rents of the Property, including those past due. All rents collected by Mortgagee or the receiver shall be applied first to payment of the costs of management of the Property and collection of Rents, including, but not limited to, receiver's fees, premiums on receiver's bonds and reasonable attorney's fees, and then to the sums secured by this Mortgage. Mortgagee and the receiver shall be liable to account only for those Rents actually received. This provision is effective only if permitted by law in the state this Mortgage is recorded.

14. In case of default in any of the foregoing covenants, the Mortgagor confers upon the Mortgagee the option of declaring the unpaid balance of the note or notes and the interest accrued thereon, together with all sums advanced hereunder, immediately due and payable without notice, and hereby authorizes and empowers the Mortgagee, its successors and assigns, to foreclose this Mortgage by judicial proceedings or to sell the Property at public auction and convey the Property to the purchaser in fee simple in accordance with the statute. Out of the moneys from such sale, or sale under decree of court, the Mortgagee shall retain (a) the principal and interest which shall then be due on the note or notes, (b) any sums advanced by the Mortgagee, its successors or assigns, and secured by this Mortgage, with interest thereon, at the rate provided herein, and (c) all costs and charges, together with attorneys' fees in such amount as shall be allowed by law or the practice of the court, or in a reasonable amount; and the surplus money, if any, shall be paid to the Mortgagor, its successors or assigns. The Mortgagor, for itself and all successors in interest, expressly agrees that at any sale held pursuant to the power of sale herein, or pursuant to decree of court, all of the Property may, at the option of the Mortgagee, be offered and sold in bulk and as one parcel.

IN WITNESS WHEREOF, the Mortgagor has caused this Mortgage to be executed in its corporate name by its duly authorized officers on the day and year first above written.

Signed, Sealed, and Delivered in the
Presence of:                                  DAKOTA GROWERS PASTA COMPANY

/s/ Thomas Friezen                            By /s/ Timothy J. Dodd
                                                   Its President
Print or type name: Thomas Friezen            Print or type name: Tim Dodd

/s/  Maria Harmon                             By /s/ Curtis R. Trulson
                                                   Its Secretary
Print or type name: Maria Harmon              Print or type name: Curt Trulson