Form 10-K
period 1997-07-31
DAKOTA GROWERS PASTA CO
filed 1997-10-30
CIK 1004154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-K

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the fiscal year ended July 31, 1997
                                      OR
  / / Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from                 to

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

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  /X/   No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The number of shares outstanding of the issuer's classes of common stock was 1,085 shares of membership stock, par value $125.00, and 7,356,059 shares of equity stock, par value $2.50, outstanding as of October 31, 1997. As there is only a limited, private market for shares of the Registrant's stock and the Registrant does not obtain information regarding the transfer price in transactions between its members, the Registrant is not able to estimate the aggregate market value of the Registrant's shares held by non-affiliates.
                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-99834), declared effective on January 26, 1996, and by reference from the Company's Quarterly Reports on Forms 10-Q for the quarterly periods ended January 31, 1997 and April 30, 1997.

                                     PART I

ITEM 1.   BUSINESS

Introduction -

     Dakota Growers Pasta Company is a North Dakota agricultural cooperative which was incorporated on December 16, 1991. The Company owns and operates state-of-the-art integrated facilities at Carrington, North Dakota at which durum wheat provided by the Company's members is milled into high quality semolina. This semolina is processed through advanced Italian pasta processing equipment utilizing ultra-high temperature drying to consistently create a premium quality product. In addition to marketing its pasta products, the Company distributes excess semolina production and by-products of the milling process. Since the Company's facilities began full operations on January 1, 1994, average annual growth of 38% has made it one of the country's five largest producers of pasta.

     With membership limited to agricultural producers, the Company has a total of 1,085 members whose operations are located in North Dakota, Minnesota or Montana. Each member of the Company must enter into a "Growers Agreement" with the Company. Under that agreement, the member is obligated to deliver up to one bushel of durum wheat to the Company during each processing year for each share of Equity Stock owned by that member, subject to a pro-rata downward adjustment depending on the production needs of the Company.

The Markets for Pasta and Durum Products -

Pasta

     According to the U.S. Department of Commerce, American consumers have increased their average consumption of pasta during the past ten years at an annualized growth rate of approximately 3%. As a result, production of pasta products has also increased at a significant rate during the last decade. The Company expects the upward trends related to consumption and production of pasta to continue during the next few years, but at annual rates estimated between one and three percent.

     The Company believes that the growth in domestic consumption of pasta products has occurred as a result of a variety of factors. Those factors include consumer perception of pasta as a "healthy" food, ease of preparation, low cost in comparison to other types of foods, and flexibility of pasta products as an ingredient in salads and entrees.

     The Company competes in the dry pasta segment of the overall pasta market. Based upon information available in trade and industry sources and the Company's own analysis, the Company estimates that the demand for dry pasta in the United States approximates 4.5 billion pounds. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta and on-site preparation and use of pasta by restaurants and households.

     The Company identifies the domestic dry pasta market into which it sells its pasta products as four basic areas, each presenting different product and sales and distribution requirements. The applicable market areas and estimated size are "Retail (1.7 billion pounds)," "Ingredient (1.9 billion pounds)," "Foodservice (.4 billion pounds)," and "Government Bid (.5 billion pounds)."

     The retail area includes sales to supermarkets, warehouse clubs, discount stores, drug stores, and other consumer retail operations. Roughly 78% of the retail segment is represented by established national or regional pasta manufacturer brands, including imports; the remaining 22% of the retail portion of the market consists of retail sales under various private labels.

Recent sales of branded labels have shown slight growth, while the sales of private label pasta has increased market share.

     Ingredient customers use dry pasta as an ingredient or component in a further-processed or combination food product, such as dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. Roughly three quarters of the dry pasta used in the ingredient market is believed to be manufactured by end-product marketers for use in their own products.

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

     A portion of each end-user market segment is supplied under "co-pack" arrangements between pasta manufacturers. Those agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies that arise from time to time in meeting customer requirements. Opportunities for co-pack arrangements have decreased in recent periods due to the excess production capacity in the United States pasta production industry.

Durum Products

     Most pasta manufacturers in the United States purchase semolina from an independent milling company. The Company is one of the few fully-integrated pasta manufacturers in the United States, milling its members' durum wheat into semolina for pasta production.

     The Company believes that its relationship with its members provides a reliable and consistent source of supply of milling quality durum. Pursuant to the "Growers Agreement" with the Company, the Company's members are obligated to deliver durum wheat to the Company's mill in Carrington, North Dakota for use in the production of semolina which is then used by the Company to produce the Company's dry pasta products.

     The Company markets its semolina in excess of its internal demand for pasta production to other pasta manufacturers. In addition to the semolina, other products result from the overall durum wheat milling and blending process.
These granulars, first clear (higher grade) flours, second clear (lower grade) flours, semolina/durum wheat flour blends, and millfeed products are sold as by-products of the milling process. Millfeed and most second clear flour is sold primarily for animal feed.

Pasta Production -

     Pasta production is basically a mixing, extrusion and drying process. Individual shapes are the result of extruding pasta "dough" through different dies. Consistent monitoring and control is a key element in this process.
Each pasta production line operates independently and produces either long or short good items, the difference in shape and size changing the way they are conveyed through the drying operation. The long good items are conveyed while hanging on poles; the short good items are conveyed on screens. At the Company, both processes utilize continuous ultra high temperature dryers and coolers.
The Company's entire pasta production process is controlled by programmable logic controllers, which allows for all of the production lines to be operated and monitored by minimal staff.

     The finished dry pasta is packed to meet different market segment and customer requirements, ranging from macaroni and cheese dinners in 7 1/4 ounce boxes to dry pasta in containers ranging from 8 ounces to 2,000 pounds. The packaged product is conveyed through metal detectors, check weighers and automatic case packers.

     The pasta products manufactured by the Company consist of over 60 different shapes and are sold to customers in all market segments. In addition to the dry pasta produced by the Company, the Company purchases approximately 10 additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company's customers. Pasta products purchased from other manufacturers have historically represented less than 3% of the Company's total sales, with most such pasta products manufactured from semolina provided by the Company.

     Due to increasing demand for the Company's pasta products, the Company expanded its annual pasta production capacity in 1997 from 120 million pounds to 240 million pounds. Strong demand during the completion of this expansion required the Company to increase its pasta purchases in 1997.

     The cost of production of dry pasta is significantly impacted by changes in durum wheat prices. The cost of milling quality durum wheat steadily increased since the Company was organized and remained at historically high levels into 1996. An improved 1996 harvest resulted in lower prices, but the 1997 harvest, estimated at 86 million bushels, is the smallest since 1993 and the fourth lowest in the last 15 years. Worldwide, the durum harvest of 1997 is estimated to be 20% below 1996. This has resulted in higher durum prices which may remain throughout fiscal year 1998.

     In the past few years, the Company believes that pasta manufacturers were unable to implement price increases for their dry pasta products sufficient to offset these higher durum prices because of intense price competition in the market for dry pasta and excess capacity in the production of dry pasta. As a result, profit margins for pasta manufacturers remained thin. Recent changes in the industry, especially Borden Pasta Division's ("Borden") closure of five of its ten manufacturing facilities and announcement that it was exiting the private label market entirely and focusing on its branded labels, has created pressure on existing capacity which may allow prices to align with cost changes. Announced new capacity, including Barilla's (one of Italy's major pasta marketers) construction of a new mill and pasta facility in Iowa and Nissan Flour Milling of Japan's plant in Washington may have a future impact the supply-demand effect on pricing, as may expansions by American Italian
Pasta Company ("AIPC") and the Company.

Sales, Marketing and Customers

     The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company as necessary. These brokers receive a modest commission upon sale of the Company's products. Since its full operations began in 1994, the Company's customer base for pasta products has continuously expanded.

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

     Current trends show the Company's sales in the retail segment exceeding 50% of total sales while sales to foodservice and ingredient customers represent approximately twenty-five percent (25%) each. A remaining small portion of the Company's sales result from government bids or co-pack arrangements. The current distribution of the Company's sales reflects significant growth in the Company's retail sales and a reduction in the Company's involvement in government and co-pack sales, which represented a significant portion of the Company's sales during the early part of 1994.

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

     The Growers Agreement is paired with ownership of the Equity Stock. For each share of Equity Stock held by a member, that member is obligated to deliver to the Company up to one bushel of durum wheat, of a quality specified by the Company. The Company may, depending on the marketing needs of the Company, reduce on a pro rata basis to all members the quantity of durum wheat to be delivered. For fiscal year 1997, the delivery obligation was one annualized bushel per equity share for the first two marketing periods and .903 annualized bushels per equity share for the third marketing period.

     The term of the Growers Agreement is indefinite and may be terminated by the member only upon 18 months advance notice; however, no termination can become effective prior to July 31, 1999. The Company reserves the right to terminate the Growers Agreement and a grower's membership if the member does not comply with the obligations of the Agreement or otherwise fails to meet the criteria for membership in the Company. Upon termination of membership in the Company, the member will cease to have voting rights and other rights of membership, including the opportunity to realize economic benefits based upon membership in and patronage of the Company. The obligations under the Growers Agreement, specifically the obligation to deliver durum wheat meeting quality specifications, continue until the July 31 next following.

     The Company has implemented a grain delivery system that is intended to ensure an adequate supply of durum wheat for the Company's operational needs. However, the delivery policies are also intended to allow as much flexibility as is practical for the Company's members consistent with the Company's needs and the active involvement of the Company's members. The Company's grain delivery policies are determined by the Company's Board of Directors and are subject to modification from time to time at the Board's discretion.

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

     The quantities of durum wheat due from each member and the costs associated with that wheat are calculated on a "settlement date" assigned to each member during each of the three periods (August 1 through November 30; December 1 through March 31; and April 1 through July 31) into which each Company marketing year is divided. On the applicable Settlement Date, the member's obligation to deliver durum wheat is satisfied by the Company from commingled inventories of members' durum wheat. The member is invoiced for (i) the Company's price per bushel for durum wheat (with such market price established by the Company at the beginning of each marketing period for that period) and (ii) the administrative fee described above applicable to durum wheat acquired on behalf of a member. The member is then credited for the sale of durum to the Company, less an amount, 15% in fiscal year 1997 and 10% for fiscal year 1998, retained by the Company as established by the Board of Directors. The amount retained by the Company from each member on the member's settlement date is, in the discretion of the Board of Directors, either refunded to the member at the close of the applicable marketing period or retained by the Company as patronage capital held in the account of each member. Pursuant to the By-laws of the Company, the Board of Directors, in their absolute discretion, may retire and pay in cash, in full or in part, any patronage capital under such method, basis, priority and order as it shall determine. To date, the Board of Directors has refunded in cash all the retains at the end of each marketing period. The per bushel administrative fees charged to each member for fulfilling the member's delivery obligation from the member's commingled inventories of durum wheat are refunded if the member arranges for delivery of durum wheat during the marketing year to satisfy the member's obligation to the Company under the Growers Agreement.

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

     Total domestic industry capacity, excluding self-supply capabilities within the ingredient segment, is broadly estimated at over 3.1 billion pounds of pasta per year. The Company's top competitors in the open market include Borden, Hershey Pasta Group Division, AIPC, (including their recently announced long-term contract to produce Muellers brand for CPC International), Philadelphia Macaroni Co. Inc., A. Zerega's Sons, Inc., and Gooch Foods (Archer Daniel Midland). Together with the Company, these organizations represent in the aggregate in excess of 50% of total industry production capacity and over 75% of the capacity excluding self-supply. These companies market under their own labels and also supply private label customers.

     Industry changes will impact pasta market competition. Borden recently announced the closure of 5 of its 10 pasta plants and plans to exit the private label market, focusing on its branded label products. Barilla, one of Italy's largest pasta marketers, is aggressively expanding its branded label sales and is constructing a new pasta manufacturing facility in Iowa.

     Competition also comes from imported pasta, which represents approximately 10% of the total domestic market. The July, 1996 imposition of antidumping and countervailing duties on certain imports from Italy and Turkey has had little impact on pasta imports. Essentially flat from 1995 to 1996, imports are up almost 4% in 1997 as the drop in imported pasta from Turkey has been replaced by increased imports from Mexico and Italy.

     Approximately 25% of total domestic industry production capacity is represented by the largest self-suppliers, which include Kraft, General Mills, American Home Foods Products, Inc., Campbell Soup Co., Inc., ConAgra, Inc., Pillsbury and Stouffers Corp.

     The Company markets in the retail area primarily as a private label supplier. The Company's "Pasta Growers" label to date has most effectively penetrated local area markets in the Dakotas and Minnesota, while "Zia Briosa" is marketed through club stores on the west coast and its "Pasta Sanita" label is sold in small niches ranging from Montana, Minnesota, Illinois and Ohio to select markets in the northeast United States.

     In the foodservice area, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels.

     The Company focuses its ingredient marketing efforts on companies that do not also manufacture the dry pasta ingredient for their end-products.

     The Company sells most of its pasta under "purchase orders", whereby the customer and the Company are not obligated for any pre-determined length of time. Occasionally, a longer-term pricing commitment is agreed to, usually with a term of one year or less. In 1997, the Company and one of its major customers, JP Foodservices, signed a long-term agreement including volume and pricing commitments.

Semolina and Durum Wheat Flour

     Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Harvest States Cooperatives and

Miller Milling all have two or more active mills, and collectively are believed to represent more than 60% of total domestic milling capacity; the Company's current milling operation represents about 8% of total domestic milling capacity. Some of the mills operated by the Company's competitors have established integrated pasta production capabilities or have developed alliances with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables the Company to compete more effectively with those competitors who also have integrated facilities.

Government Regulation -

Trade Policies

     The operations of the Company may be affected by governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada and the volume of pasta imports.

     Pricing policy actions by the Canadian Wheat Board ("CWB") may have resulted in increased sales of Canadian durum wheat in the United States and lower durum wheat prices. These actions have resulted in complaints from durum growers in the United States, and a continuing dispute over possible restrictions on durum wheat imports. If restrictions are implemented, it could impact both the milling and pasta areas of the Company's business operations.

     Lower durum wheat prices could ultimately lead to reduced pasta production costs and provide opportunity for profit improvements for pasta manufacturers without requiring price increases for finished pasta products, while higher durum prices could trigger price increases or reduced margins dependent on the industry capacity utilization and pasta import levels.

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

Intellectual Property Rights -

     The Company relies on a combination of trade secrets, trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns two trademarks that have been registered with the United States Patent and Trademark Office, including the corporate logo, Dakota Growers Pasta Company, and the design on its packaging.

Research and Development -

     The Company supports research and development programs in North Dakota which focus on improved varieties of durum wheat, including the Company's Durum Education Research and Marketing Committee. The Company is not presently participating in any formal, independent research and development programs for pasta products. The Company, however, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, outgoing finished product, ongoing product manufacturing, and development of new pasta shapes.

Employees -

     As of October 24, 1997, Dakota Growers had 274 full-time employees, of which 231 were hourly and 43 were salaried. It also employs 21 hourly part-time workers plus temporary, call-in and contract employees as necessary. Qualified full-time employees are provided health insurance, vacation and holiday plans and are eligible to participate in the Company's 401(k) savings plans. The Company's employees are highly efficient, and it considers its employee relations to be excellent. There are no collective bargaining agreements in existence, and none are foreseen.

ITEM 2.   PROPERTIES

Property and Processing Facilities -

     Dakota Growers owns and operates a single vertically integrated, state-of-the-art durum milling and pasta manufacturing plant at Carrington, North Dakota. The plant, which was fully operational in January 1994 and expanded in 1996 and 1997, has the design capacity to grind approximately 7,000,000 bushels of grain each year. It has grain silos with a capacity to hold
360,000 bushels. The plant contains six pasta production lines, three long goods lines and three short goods lines. Total pasta manufacturing capacity 240 million pounds annually.

     The Company has ordered a fourth short goods line, which is anticipated to be in production in July 1998, which will add an additional 30 million pounds of capacity.

     The Company anticipates that it will spend approximately $400,000 in each fiscal year for routine mill and pasta productivity enhancement equipment and new customer development.

      Primary Company warehouses and distribution centers for pasta products are maintained at the Carrington plant and in leased facilities in Fargo, North Dakota. These facilities are supplemented by various public warehouses where inventory is maintained and redistributed for the needs of specific customers.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the quarter ended July 31, 1997.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There is only a limited, private market for shares of the Company's common stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. Neither the Company's common shares nor its preferred stock are listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not obtain information regarding the transfer price in connection with such transfers, such information deemed immaterial to the business decision process. As a result, the Company is not able to provide information regarding the prices at which the Company's shares have be transferred.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data -

     The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K.

                                       Fiscal year ended July 31, (1)
                                --------------------------------------------
FINANCIAL DATA
(In Thousands, except ratios)
                                  1997     1996     1995     1994     1993
Net Revenue                      69,339   49,558   40,441   19,706        0
Net Income (Deficit)              6,926    2,618    1,436  (   206) (   423)
Patronage Dividends Per Share
  Declared (2)                     .485     .300        0        0        0
  Distributed (2)                  .485     .300        0        0        0
Total Assets                     68,739   49,894   47,842   45,215   24,818
Long-term Debt (including current
  maturities) and Redeemable
  Preferred Stock                30,218   19,752   29,097   28,477   11,557
Members' Investment              29,956   24,866   13,497   12,107   12,183
Property and Equipment Additions,
  net of Retirements             17,837    1,489    1,309   12,526   22,680
Working Capital                   6,329    8,184    2,400    2,001  ( 1,638)
Ratio of Long-Term Debt to Members'
  Investment                        .91      .76     1.84     2.15     0.85
Ratio of Earnings to Fixed
  Charges                          4.28     2.24     1.68     0.45  (  4.06)

(1) The Company was formed on December 16, 1991, and was in the development stage through July 31, 1993. Full operations commenced on January 1, 1994, and, thus, the financial statements contain only seven months of operations for the year ended July 31, 1994. Accordingly, certain financial data comparisons for the years ended July 31, 1994 and 1993 may not be relevant.

(2) The 1996 patronage dividends declared and paid represents the allocation of the 1995 fiscal earnings ($.308 per bushel). 1997 patronage dividends declared and paid represents the allocation of the 1996 fiscal earnings ($.50 per bushel). On October 16, 1997 the Board of Directors authorized a distribution of 1997 fiscal earnings totaling $4,745,258 or $1.00 per bushel, to be distributed November 6, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Comparison of the Years Ended July 31, 1997 and 1996 -

Net Revenues

     Net revenues increased 40%, or $19.8 million, coinciding with a 38% increase in pasta volumes sold.

     Retail sales increased 67% over the same period last year and represented 49% of total sales for the year, up from 40% in 1996. The Company did not add any major retail customers in 1997, but the impacts of a full year of sales for three private label accounts added in 1996, significant increases at four existing private label accounts and the development of the Company's "Zia Briosa" branded label sales provided most of the increase. Revenues from co-packing were down $818,000 and government bid sales decreased $600,000 from 1996.

     Representing 26% of 1997 total sales (34% in 1996), foodservice sales volumes were up 7%. The foodservice increase was predominantly the result of the addition of two new significant accounts late in fiscal year 1996. Several large accounts showed sales growth, but co-pack sales were down $1.9 million.

     Ingredient sales increased by 34% for the year and remained relatively constant as a percentage of total sales at 25%. Most of the increase resulted from a new customer added in the first quarter of fiscal year 1996.

     Overall, revenues were up by approximately $19.9 million due to pasta sales volume increases. Lower average revenue per pound of pasta, on the other hand, reduced revenues by almost $800,000.

     While durum grind was up 28%, sales of flour and by-products were up only 13% as the Company utilized more of its semolina for internal pasta production. Higher prices were realized for millfeed and secondary flours, but semolina sales prices were down coinciding with lower durum prices. The net impact of pricing was a reduction in revenues of $350,000, while the increased volume sold increased revenues by approximately $970,000.

Cost of Product Sold

     The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices.

     Increased pasta production, with its resulting increase in durum bushels ground, contributed $12.7 million of the $15.0 million increase in cost of product sold. Because of short-term deficiencies during the Company's expansion, the Company purchased over 10 million pounds of pasta more in 1997 than in 1996, adding $3.5 million to the cost of sales. A 12% decrease in average cost of durum was partially offset higher average prices for packaging and freight.

Marketing and General and Administrative Expenses

     Increased marketing staffing and activities and increased information technology expenditures were the primary drivers in the $583,000 rise in marketing and general and administrative (MG&A) expense. As a percentage of net revenues, however, MG&A at 3.1% of net revenues was down slightly from 1996's 3.2%.

Interest Expense, Net

     Interest expense for the year decreased by $311,000. The average outstanding debt balance was $800,000 lower in 1997 than in 1996, and the average interest rate was down one percent. The Company capitalized $307,000 of 1997's interest. In fiscal 1997, the Company adjusted its fiscal 1996 estimated patronage from the St. Paul Bank as the Bank significantly reduced its patronage refund for the calendar year 1996 from historical levels. Such adjustment increased 1997 interest expense by $95,000. The Company has continued to accrue estimated patronage refunds at the reduced level for calendar year 1997; such reduction increased fiscal 1997 interest expense by $167,000 from historical patronage levels.

Net Income

     As a result of the above, net income increased $4,308,000, or 165%, over last year.

Comparison of the Years Ended July 31, 1996 and 1995 -

Net Revenues

     Net revenues increased 23%, or $9.1 million, coinciding with a 20% increase in pasta volumes sold.

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

     Foodservice sales were up 5%, representing 34% of total sales in 1996 (39% in 1995). The foodservice increase was predominantly the result of sales growth by existing customers; the roll out of four new significant accounts in the latter part of fiscal year 1995 and early in fiscal year 1996 was offset by the loss of two significant accounts and reduced co-pack opportunities.

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

     Increased pasta production, with its resulting increase in durum bushels ground, contributed $6.0 million of the $7.5 million increase in cost of product sold. Durum represented 48% of the total cost of product sold in 1996. A 10% increase in the average cost per bushel of durum added an additional $1.6 million in expense. With the increased sales and production, however, the company was able to implement cost savings and gain efficiencies which partially offset this cost increase.

Marketing and General and Administrative Expenses

     Due to settling an insurance claim for less than previously anticipated and increased marketing personnel costs, marketing and general and administrative expenses increased by $373,000, or 30%. As a percentage of net revenues, marketing and general and administrative expenses increased slightly from 3% to 3.2%.

Interest Expense, Net

     Interest expense for the year has increased by $42,000 as the result of higher average interest rates, predominantly during the first quarter. The average outstanding debt balance was $3.9 million lower in 1996 than in 1995.

Net Income

     As a result of the above, net income increased $1,182,000, or 82%, over last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized substantial outside financing on both a seasonal and long-term basis to fund its operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank of $5,000,000 as of July 31, 1997. Borrowings against the line are secured by cash, receivables and inventories. The Company utilizes its line of credit in maximizing its cash management, including construction expenditures. The outstanding borrowings of short-term debt at July 31, 1997 totaled $2,200,000.

     Effective with the latest term loan agreement between the Bank and the Company, dated March 31, 1997, the Company is obligated to maintain or achieve certain financial ratios. The Company is required to maintain a current ratio of not less than 1.25:1, a net ownership ratio of not less than 40% and a debt service coverage ratio of not less than 1.25. As of July 31, 1997, the Company is in compliance with the terms of the loan agreement.

     With the new loan agreement, provisions were modified allowing for interest rate breaks and more flexibility as long as certain equity, working capital and cash flow ratios continue to be maintained.

     Included in the term loan agreement are an $18,409,000 term loan and an $18,000,000 construction term loan which was established to finance the 1997 mill and pasta expansions. The Company received $9.7 million in net proceeds from its 1996 stock offering, which was terminated on April 18, 1996. With the proceeds from this offering, the Company accelerated the pay down of its term loan. The construction term loan was established including the "re-borrowing" of this accelerated pay down. As of July 31, 1997, the Company has expended $17.4 million of the $20.5 million total expansion cost, and had borrowed $8.7 million against the construction term loan. The Company anticipates borrowing the remaining $9.3 million in fiscal 1998.

     Repayments on the construction term loan will begin in December 1997 at $625,000 per quarter. Repayments on the term loan, because of the accelerated pay down, are not scheduled to begin until June 1998 at $685,000 per quarter.

     The Company has placed on order a seventh pasta line for installation in 1998. The total cost of this project is anticipated at $5.5 million, including related mill enhancements and packaging equipment. The Company anticipates borrowing $2.0 million for this project, but has not yet established any loan agreement.

Operating activities

     Cash flow provided by operations has increased to $8.0 million in 1997 compared to $3.6 million in 1996 and $1.3 million in 1995. Trade receivables increased $3.2 million in 1997 and $1.4 million in 1996 reflective of the increase in revenues, while inventories rose $2.0 million in 1997 after being relatively unchanged in 1996. Earnings before depreciation and amortization increased significantly in 1997 compared to 1996 and 1995 due to the sales volume increase.

Investing Activities

     The cash flows for fiscal year 1997 reflects significant capital expenditures for the expansion of the Company's facilities, which commenced in late 1996. Capital expenditures in 1995 were primarily for carryover expenditures related to the initial plant construction. Capital expenditures for the years ended July 31, 1997, 1996 and 1995 were $17.8 million, $1.5 million and $1.3 million, respectively.

     In fiscal year 1998, the Company anticipates routine capital expenditures, including expenditures to further improve efficiencies and for new product development, to total approximately $1.0 million. Further, it expects to spend an additional $3.1 million to complete the 1997 expansion project and $5.5 million to add the seventh pasta line.

Financing Activities

     In fiscal 1997, the Company borrowed a total of $10.9 million under its construction term loan and seasonal line of credit. In 1996, it received $9.7 million in net proceeds from its stock offering, which was terminated on April 18, 1996. With the proceeds from this offering, the Company accelerated the pay down of long-term debt. In fiscal 1998, the Company anticipates borrowing up to $11.3 million for the completion of the 1997 expansion project and further expansion currently anticipated. With these borrowings, the Company anticipates holding its debt to equity ratio at 1:1 or better.

     A qualified patronage allocation of $935,000, $.308 per bushel, representing the allocation of 1995 fiscal earnings authorized by the Board of Directors in October 1995, was distributed in cash on November 3, 1995. Qualified patronage allocation of $1,800,000 or $.50 per bushel, representing the allocation of the 1996 fiscal earnings authorized by the Board of Directors, was distributed in cash on November 8, 1996. On October 16, 1997 the Board of Directors authorized a distribution of 1997 fiscal earnings totaling $4,745,258 or $1.00 per bushel, to be distributed November 6, 1997.

FINANCIAL CONDITION

     Total assets increased $18.8 million or 38% during the fiscal year ended July 31, 1997. Current assets increased $4.0 million due to increased receivables and inventories, while working capital at July 31, 1997 was $6.3 million, down from $8.2 million at July 31, 1996 due primarily to the resumption of debt repayments beginning in December 1997. The Company's loan agreement requires a working capital ratio of 1.25:1 to be maintained. The ratio at July 31, 1997 is 1.57:1, and the Company does not anticipate any difficulties in complying with the loan agreement.

EIDE HELMEKE PLLP
Certified Public Accountants & Consultants


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------------

To the Members of
Dakota Growers Pasta Company
Carrington, North Dakota

We have audited the accompanying balance sheets of Dakota Growers Pasta Company (a North Dakota Cooperative) as of July 31, 1997, and 1996, and the related statements of operations, changes in members' investments and cash flows for the years ended July 31, 1997, 1996, and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company as of July 31, 1997, and 1996, and the results of its operations and its cash flows for the years ended July 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


/s/ Eide Helmeke PLLP

August 26, 1997, except for Note 12, as to
  which the date is October 29, 1997
Fargo, North Dakota


EIDE HELMEKE PLLP
Certified Public Accountants & Consultants


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------------

We consent to the use of our report dated August 26, 1997, with respect to the financial statements of Dakota Growers Pasta Company for the year ended July 31, 1997, in this Form 10-K (file number 33-99834).


/s/ Eide Helmeke PLLP

October 29, 1997
Fargo, ND

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS
                             JULY 31, 1997 AND 1996
                    (in thousands, except share information)

                                                         1997       1996
                                                      ---------- ----------
                                    ASSETS
Current assets:
  Cash and cash equivalents ......................... $        5 $    1,448

  Receivables:
    Trade accounts receivable, less allowance for
      cash discounts and doubtful accounts of
      $218 and $70 ..................................      8,048      4,874
    Accounts receivable from growers ................         49        207
    Other receivables ...............................        190        116
                                                      ---------- ----------
    Total receivables ...............................      8,287      5,197

  Inventories .......................................      8,700      6,737

  Prepaid expenses ..................................        536        150
                                                      ---------- ----------
    Total current assets ............................     17,528     13,532

Property and equipment:
  Land and improvements .............................        852        852
  Buildings .........................................     12,285     10,654
  Equipment .........................................     38,243     26,787
                                                      ---------- ----------
    Property and equipment in service ...............     51,380     38,293

  Construction in process ...........................      5,709      1,152

  Accumulated depreciation and amortization .........  (   8,617) (   5,861)
                                                      ---------- ----------
    Net property and equipment ......................     48,472     33,584

Investment in St. Paul Bank for Cooperatives ........      1,804      1,710

Other assets ........................................        935      1,068
                                                      ---------- ----------
    Total assets .................................... $   68,739 $   49,894
                                                      ========== ==========
















See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS
                             JULY 31, 1997 AND 1996
                    (in thousands, except share information)

                                                         1997       1996
                                                      ---------- ----------
                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
  Notes payable and current portion of long-term
    debt ............................................ $    2,634 $       72

  Accounts payable ..................................      3,432      2,889

  Excess outstanding checks over cash on deposit ....      2,457

  Accrued grower payments ...........................      1,116      1,845

  Accrued liabilities ...............................      1,560        542
                                                      ---------- ----------
    Total current liabilities .......................     11,199      5,348

Commitments and contingencies .......................

Long-term debt, net of current portion ..............     27,131     18,860
                                                      ---------- ----------
    Total liabilities ...............................     38,330     24,208
                                                      ---------- ----------
Redeemable preferred stock:
  Series A, 6%, $100 par value, issued 3,000
    shares in 1997 and 5,500 shares in 1996 .........        300        550

  Series B, 2% non-cumulative, $100 par value, issued
    1,525 shares in 1997 and 2,700 shares in 1996 ...        153        270
                                                      ---------- ----------
    Total redeemable preferred stock ................        453        820
                                                      ---------- ----------
Members' investment:
  Membership stock, $125 par value, issued 1,084
    shares in 1997 and 1,082 shares in 1996 .........        135        135

  Equity stock, $3.85 par value, issued 4,904,034
    shares in 1997 and 1996 .........................     18,881     18,881

  Additional paid in capital ........................      3,610      3,610

  Accumulated allocated earnings ....................        413

  Accumulated unallocated earnings ..................      6,917      2,240
                                                      ---------- ----------
    Total members' investment .......................     29,956     24,866
                                                      ---------- ----------
    Total liabilities and members' investment ....... $   68,739 $   49,894
                                                      ========== ==========







See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS
                TWELVE MONTHS ENDED JULY 31, 1997, 1996 AND 1995
                    (in thousands, except per share amounts)

                                                    1997     1996     1995
                                                  -------- -------- --------
Net revenues (net of discounts and allowances of
  $7,694, $5,452 and $5,650 for 1997, 1996 and
  1995, respectively) ........................... $ 69,339 $ 49,558 $ 40,441

Cost of product sold ............................   58,357   43,318   35,789
                                                  -------- -------- --------
  Gross proceeds ................................   10,982    6,240    4,652

Marketing and general and administrative expenses    2,179    1,596    1,223
                                                  -------- -------- --------
  Operating proceeds ............................    8,803    4,644    3,429

Other income (expense):
  Interest and other income .....................       39      101       60
  Loss on retirement of property, plant and
    equipment ...................................  (   104)
  Interest expense, net .........................  ( 1,812) ( 2,123) ( 2,081)
                                                  -------- -------- --------
Income before income taxes ......................    6,926    2,622    1,408

Expense of (benefit from) income taxes ..........                 4  (    28)
                                                  -------- -------- --------
Net income from patronage and non-patronage
  business ......................................    6,926    2,618    1,436
Dividends on preferred stock ....................       36       39       42
                                                  -------- -------- --------
Earnings from patronage and non-patronage
  business available for members ................ $  6,890 $  2,579 $  1,394
                                                  ======== ======== ========
Average equity shares outstanding ...............    4,904    3,712    3,116

Earnings from patronage and non-patronage
  business per average equity share outstanding.. $   1.40 $    .69  $   .45
                                                  ======== ======== ========




















See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                 STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
                TWELVE MONTHS ENDED JULY 31, 1997, 1996 AND 1995
                                 (in thousands)


                                     Preferred Stock
                                  --------------------- Membership   Equity
                                   Series A   Series B    Stock      Stock
                                  ---------- ---------- ---------- ----------
Balance, July 31, 1994 .........  $     700  $     270  $     125  $  11,997

  Preferred dividends declared .
  Net membership stock issued
    (redeemed) .................                         (      3)
  Net income for the year ended
    July 31, 1995 ..............
                                  ---------- ---------- ---------- ----------
Balance, July 31, 1995 .........        700        270        122     11,997

  Redemption of preferred stock    (    150)
  Preferred dividends declared .
  Net membership stock issued
    (redeemed) .................                               13
  Equity stock issued ..........                                       6,884
  Subscriptions forfeited ......
  Expenses of stock offering ...
  Net income (loss) for the year
    ended July 31, 1996 ........
  Patronage allocations ........
  Patronage paid ...............
                                  ---------- ---------- ---------- ----------
Balance, July 31, 1996 .........        550        270        135     18,881

  Redemption of preferred stock    (    250)  (    117)
  Preferred dividends declared .
  Net income (loss) for the year
    ended July 31, 1997 ........
  Patronage allocations ........
  Patronage paid ...............
                                  ---------- ---------- ---------- ----------
Balance, July 31, 1997 .........  $     300  $     153  $     135  $  18,881
                                  ========== ========== ========== ==========

















(continued on next page)

                          DAKOTA GROWERS PASTA COMPANY
                 STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS
                TWELVE MONTHS ENDED JULY 31, 1997, 1996 AND 1995
                                 (in thousands)

                              Allocated     Unallocated Accumulated
            Additional  Accumulated Earnings   Earnings (Deficit)
             Paid-in   --------------------- ---------------------
             Capital    Qualified Non-Qual.  Patronage  Non-member   Total
            ---------- ---------- ---------- ---------- ---------- ----------
 ..........  $     782  $          $          $(    919) $     121  $  13,076

 ..........                                               (     42)  (     42)

 ..........                                                          (      3)

 ..........                                       1,432          4      1,436
            ---------- ---------- ---------- ---------- ---------- ----------
 ..........        782                              513         83     14,467

 ..........                                                          (    150)
 ..........                                               (     39)  (     39)

 ..........                                                                13
 ..........      2,950                                                  9,834
 ..........          2                                                      2
 ..........   (    124)                                              (    124)

 ..........                                      2,635    (     17)     2,618
 ..........                   935              (   935)
 ..........              (    935)                                   (    935)
            ---------- ---------- ---------- ---------- ---------- ----------
 ..........      3,610                            2,213         27     25,686

 ..........                                                          (    367)
 ..........                                    (     36)             (     36)

 ..........                                       7,283   (    357)     6,926
 ..........                 1,800        413   (  2,213)
 ..........              (  1,800)                                   (  1,800)
            ---------- ---------- ---------- ---------- ---------- ----------
 ..........  $   3,610  $          $     413  $   7,247  $(    330) $  30,409
            ========== ========== ========== ========== ========== ==========
















See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS
                TWELVE MONTHS ENDED JULY 31, 1997, 1996 AND 1995
                                 (in thousands)

                                                    1997     1996     1995
                                                  -------- -------- --------
Cash flows from operating activities:
  Net income .................................... $  6,926 $  2,618 $  1,436
  Add (deduct) non-cash items:
    Depreciation and amortization ...............    3,138    2,430    2,375
    Non-cash portion of patronage dividends .....  (    51) (   274) (   383)
    Loss on retirement of property, plant and
      equipment .................................      164
  Changes in assets and liabilities:
    Trade receivables ...........................  ( 3,174) ( 1,404) (   198)
    Accounts receivable from growers ............      158  (    85)     189
    Other receivables ...........................  (    74)     373  (   337)
    Inventories .................................  ( 1,963) (    50) ( 2,357)
    Prepaid expenses ............................  (   386) (   120) (     9)
    Accounts payable ............................      543      136      867
    Excess outstanding checks over cash on deposit   2,457           (   542)
    Grower payables .............................  (   729)     262      326
    Other accrued liabilities ...................    1,026  (   262) (    77)
                                                  -------- -------- --------
    Net cash from operating activities ..........    8,035    3,624    1,290
                                                  -------- -------- --------
Cash flows for investing activities:
  Purchases of property and equipment ...........  (17,837) ( 1,489) ( 1,309)
  Proceeds from sale of property and equipment ..                          2
  Lease improvements, packaging development and
    purchase of other assets ....................  (   263) (   140) (   274)
  Investment in St. Paul Bank for Cooperatives ..                    (   171)
                                                  -------- -------- --------
    Net cash used in investing activities .......  (18,100) ( 1,629) ( 1,752)
                                                  -------- -------- --------
Cash flows from (for) financing activities:
  Issuance of long-term debt ....................   10,900             2,078
  Payments on long-term debt ....................  (    67) ( 9,195) ( 1,458)
  Retirement of preferred stock .................  (   367) (   150)
  Dividends paid on preferred stock .............  (    44) (   147)
  Membership stock issued .......................        2       14        2
  Membership stock retired ......................  (     2) (     1) (     5)
  Equity stock issued ...........................             9,834
  Subscriptions forfeited .......................                 2
  Expenses of stock offering ....................           (   124)
  Patronage distributions .......................  ( 1,800) (   935)
                                                  -------- -------- --------
    Net cash from (for) financing activities ....    8,622  (   702)     617
                                                  -------- -------- --------
Net increase (decrease) in cash and cash
  equivalents ...................................  ( 1,443)   1,293      155
Cash and cash equivalents, beginning of period ..    1,448      155
                                                  -------- -------- --------
Cash and cash equivalents, end of period ........  $     5  $ 1,448  $   155
                                                  ======== ======== ========





(continued on next page)

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS
                TWELVE MONTHS ENDED JULY 31, 1997, 1996 AND 1995
                                 (in thousands)

                                                    1997     1996     1995
                                                  -------- -------- --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest .................................... $  2,120 $  2,556 $  2,561
                                                  ======== ======== ========

    Income taxes ................................ $        $(    72)$    55
                                                   ======== ======== ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Accrued dividends on Series A preferred stock . $        $      8 $    42
                                                  ======== ======== ========










































See notes to financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -

     Dakota Growers Pasta Company ("the Company" or "the Cooperative") was formed on December 16, 1991 and commenced operation on January 1, 1994. The Company is organized as a farmers' cooperative for purposes of manufacturing food for human consumption from durum and other grain products.

     The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

     Net proceeds are allocated to patrons who are members on the basis of their participation in the cooperative. Equity requirements, as determined by the Board of Directors, may be retained from amounts due to patrons and credited to members' investments in the form of unit retains or undistributed allocated patronage.

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

Reclassifications -

     Certain amounts previously reported in the financial statements as of July 31, 1996 and for the years ended July 31, 1996 and 1995 have been reclassified to facilitate comparability with the statements as of July 31, 1997 and for the year ended July 31, 1997. Such reclassifications have no effect of the net result of operations.

Cash and cash equivalents -

     Cash and cash equivalents include cash on hand and in financial institutions.

Trade accounts receivable and revenue -

     The Cooperative grants credit to its customers located throughout the United States. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts which totaled $218,000 and $70,000 as of July 31, 1997 and 1996, respectively.

     Revenues are presented net of discounts and allowances of $7,694,000, $5,452,000 and $5,650,000 for the years ended July 31, 1997, 1996 and 1995, respectively. No customer represented greater than 10% of revenues for the years ended July 31, 1997 and 1996. Two customers accounted for approximately 25% of revenues for the year ended July 31, 1995.

Accounts receivable from growers -

     Accounts receivable from growers represents amounts billed to members under the delivery policy but unpaid at the balance sheet date.

Inventories -

     Finished goods, mill by-products and durum are valued at estimated net realizable value. This is determined based on current selling price less any remaining cost to finish, transport, warehouse and sell the product. Packaging and ingredient inventories are valued at the lower of cost or market. Cost is determined based on actual purchase cost on a FIFO basis, while market is current replacement cost.

     The major components of inventories as of July 31, 1997 and 1996 are as follows (in thousands):

                                                         1997       1996
                                                      ---------- ----------
Durum ............................................... $    1,536 $      535
Finished goods and by-products ......................      5,896      4,353
Packaging and ingredients ...........................      1,268      1,849
                                                      ---------- ----------
                                                      $    8,700 $    6,737
                                                      ========== ==========

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

     Interest capitalized totaled $307,000 for the year ended July 31, 1997. Direct labor capitalized totaled $55,000 and $7,000 for the years ended July 31, 1997 and 1996, respectively.

     The initial acquisition of land is stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

     Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 39.5 years. Depreciation expense totaled $2,844,000, $2,365,000 and $2,318,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

     Effective August 1, 1996 the Company revised the period over which it depreciates packaging printing plates from 15 years to 5 years. Such change in accounting estimate reduced net income for the year ended July 31, 1997 by $88,000.

Investments in the St. Paul Bank for Cooperatives (the "Bank") -

     Investments in the St. Paul Bank for Cooperatives are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

Other assets -

     The breakdown of other assets is as follows (in thousands):

                                                         1997       1996
                                                      ---------- ----------
Syndication and trademark costs - net ............... $       22 $       36
Leasehold improvements - net ........................         52
Packaging design development costs - net ............        636        772
Estimated patronage refunds .........................        211        254
Other ...............................................         14          6
                                                      ---------- ----------
                                                      $      935 $    1,068
                                                      ========== ==========

     The syndication and trademark costs are recorded at cost and are being amortized on a straight-line basis over five years beginning at the commencement of operations on January 1, 1994.

     The Company capitalizes the initial cost incurred in the development of packaging designs for new customers and products. These costs are amortized over five years. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense.

     Effective August 1, 1996 the Company revised the period over which it amortizes packaging design development costs from 15 years to 5 years. This change in accounting estimate reduced net income for the year ended July 31, 1997, by $197,000.

Accrued grower payments -

     Accrued grower payments represent amounts due to growers for amounts withheld from durum purchases pursuant to the growers agreement and delivery policy.

Interest expense, net -

     The Company earns patronage refunds from the St. Paul Bank for Cooperatives (the "Bank") based on its share of the net interest income earned by the Bank. These patronage refunds received or estimated to be received are applied against interest expense.

     The Bank significantly reduced its patronage refund for the calendar year 1996 from historical levels, which resulted in the Company reducing its estimated refunds for the year ended July 31, 1996. Such adjustment, which totaled $95,000, is reflected in the results for the year ended July 31, 1997. The Company has continued to accrue estimated patronage refunds at the reduced level for calendar year 1997.

Income taxes -

     The Company is a non-exempt cooperative for federal income tax purposes. Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code. The Company is subject to income taxes on earnings from non-patronage sources. The provision for income taxes relates to the results of operations from non-patronage business, state income taxes and certain other permanent differences between financial and income tax reporting. For the years ended July 31, 1997, 1996 and 1995, net income allocable to patronage business totaled $7,283,000, $2,635,000 and $1,432,000, respectively.

Members' investment -

     The Cooperative is a nonprofit membership corporation, organized with capital stock.

     Accumulated unallocated earnings represents cumulative net income which has not been allocated to members, while Accumulated non-qualified allocated earnings represents earnings which have been allocated to members based on patronage but not distributed or qualified for income tax purposes.

     The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of wheat flour containing spring wheat flour purchased from non-members, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business.

     Cooperative organizations have 8 1/2 months after their fiscal year-end to make patronage allocations in the form of written notices of allocation or cash. As such, these allocations are normally reflected in the financial statements in the period in which such allocations are declared by the Board of Directors. Accordingly, the allocations for the fiscal year ended July
31, 1997 are not reflected in the accompanying financial statements.

Stock options -

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized on the granting or exercise of stock options because the exercise price is equal to or greater than the market price of the underlying stock on the date of grant.


NOTE 2.  SHORT-TERM DEBT

     The Cooperative has a $5.0 million seasonal line of credit with the St. Paul Bank for Cooperatives, which is secured by property and equipment and current assets of the company.

     The seasonal line of credit has a variable interest rate and matures on March 31, 1998. There was a $2,200,000 balance outstanding as of July 31, 1997, and no outstanding balance as of July 31, 1996.

     The Company utilizes its line of credit in maximizing its cash management, including construction expenditures. Because the line of credit carries interest rates slightly lower than available through its construction term loan, the Company first uses seasonal debt in financing construction expenditures, paying down the seasonal debt as necessary through draws against the construction term loan. Because the seasonal debt balance of $2,200,000 as of July 31, 1997, was less than the $6,006,000 available to draw against the construction term loan as of July 31, 1997, the Company has classified the $2,200,000 as a long-term debt item.

     Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended July 31, 1997, 1996 and 1995 are as follows (in thousands, except interest rates):

                                                     1997     1996     1995
                                                   -------- -------- --------
Maximum borrowings .............................  $  4,825 $  4,700 $  2,500
                                                   ======== ======== ========
Average borrowing levels .......................  $  2,205 $  1,268 $    850
                                                   ======== ======== ========
Average interest rates .........................      7.57%    8.89%    9.15%
                                                   ======== ======== ========

NOTE 3.  LONG-TERM DEBT

     Information regarding long-term debt at July 31, 1997 and 1996 is as follows (in thousands):

                                                          1997       1996
                                                       ---------- ----------
Term loans from the St. Paul Bank for Cooperatives
  due in quarterly installments of $685,000
  commencing June 30, 1998 through 2003, interest at
  8.16% to 10.22%, with first lien on substantially
  all property and equipment ........................  $   18,409 $   18,409

Construction Term loan from the St. Paul Bank for
  Cooperatives due in quarterly installments of
  $625,000 commencing December 31, 1997 through
  2004, interest at 8.16% as of July 31, 1997,
  collateralized by property and equipment ..........       8,700

Seasonal loan utilized in lieu of construction term
  loan, interest at 7.65% as of July 31, 1997 .......       2,200

Term loan from the City of Carrington, due in
  installments through 2003, interest rate of 4% ....         336        383

Convertible debt from Tri-County Electric
  Cooperative, due in installments through 2003,
  non-interest bearing ..............................          60         70

Convertible debt from Dakota Central
  Telecommunications, due in installments through
  2003, non-interest bearing ........................          60         70
                                                       ---------- ----------
  Total long-term debt ..............................      29,765     18,932

Current maturities ..................................   (   2,634) (      72)
                                                       ---------- ----------
Net long-term debt ..................................  $   27,131 $   18,860
                                                       ========== ==========

     Aggregate future maturities required on long-term debt are as follows (in thousands):

    Twelve months ending
          July 31,
    --------------------
            1998                                      $    2,634
            1999                                           5,318
            2000                                           5,320
            2001                                           5,323
            2002                                           5,325
         Thereafter                                        5,845
                                                      ----------
                                                      $   29,765
                                                      ==========

     The Company has a loan agreement with the Bank containing certain covenants related to, among other matters, the maintenance of certain working capital, ownership and debt service ratios. As of July 31, 1997 and 1996, the Company has met these loan covenants.

     With the proceeds from the 1996 stock offering (see Note 4, Members' Equity), the Company accelerated the pay down of long-term debt pending the issuance of debt financing for the expansion of its mill and pasta operations (see Note 10, Commitments and Contingencies). Under the current loan agreement, the Company will not have a quarterly principal payment due on this debt until the June 1998.

     The Bank has approved an $18.0 million construction term loan to finance the expansion of the Company's mill operations and the addition of two pasta lines with associated packaging equipment. The Company has borrowed $8.7 million against the term loan as of July 31, 1997. Expenditures incurred through July 31, 1997, would allow the Company to borrow an additional $6.0 million against this loan commitment. Quarterly principal payments on this construction term loan are scheduled to begin in December 1997.

     The Company has convertible debt related to two non-interest bearing notes with annual installments of $10,000 each. Per the loan agreements, from March 1, 1995 through February 1, 2003, the Company shall have the privilege of converting the unpaid balance of indebtedness into series B preferred stock. The holders of the debt do not have the option to convert this debt.

     The Company incurred $2,187,000, $2,485,000 and $2,591,000 of interest on long and short-term debt and other obligations in fiscal years 1997, 1996 and 1995, respectively. $307,000 of interest was capitalized in 1997. Patronage income from the Bank of $68,000, $362,000 and $510,000 has been netted for the years ended July 31, 1997, 1996 and 1995, respectively.


NOTE 4.  MEMBERS' INVESTMENT

     By vote of the membership on February 1, 1997 the Company has authorized capital stock of 2,000 shares of membership stock with a par value of $125 per share and twenty-five million (25,000,000) shares of equity stock with a par value of $3.85 (revised to $2.50 concurrent with a stock split effective August 1, 1997, see note 12, Subsequent Events).

     At July 31, 1997 the Company had issued and outstanding 1,084 shares of membership stock and 4,904,034 shares of equity stock.

     Effective January 24, 1996, the Company was authorized by the Securities and Exchange Commission to offer for sale up to 500 shares of membership stock at $125 per share and up to 2,070,000 shares of equity stock ($3.85 par value), at $5.50 per share.

     A total of 81 membership shares and 1,788,008 equity shares were sold. The Company received net proceeds of $9,720,000 (net of $124,000 expenses of the offering). All shares sold were made effective April 1, 1996 for patronage participation. The Board of Directors voted on April 18, 1996 to terminate the stock offering. On July 3, 1996 the Company filed a post-effective amendment to the registration statement to deregister the remaining 419 membership shares and 281,992 equity shares.

     The Company used the proceeds of the sale for mill expansion expenditures and temporary debt reduction (see Note 3, Long-term Debt, for debt issues related to construction expenditures).

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

     A patronage allocation of $1,800,000, $.50 per bushel, representing the allocation of 1996 fiscal earnings, was authorized by the Board of Directors in October 1996 and was distributed in November 1996. Additionally,

$413,000, $.115 per bushel, was allocated to the members but not distributed or qualified for income tax purposes. A patronage allocation of $935,000, $.308 per bushel, representing the allocation of 1995 fiscal earnings authorized by the Board of Directors in October 1995, was distributed in November 1995.

NOTE 5.  PREFERRED STOCK

     The Company is authorized to issue 50,000 shares of preferred stock with a par value of $100 per share. As of July 31, 1997 the Company has outstanding 4,525 shares of preferred stock in two series', both redeemable pursuant to agreement.

     Each share of preferred series A stock entitles its holder to receive a 6% annual dividend accrued from the date of issuance and payable upon declaration by the Board of Directors.

     Pursuant to an agreement with the holder of series A preferred stock, on August 1, 1995, the Company paid all accrued dividends and, quarterly beginning November 1, 1995, shall redeem 500 shares at par value of $100 per share, plus accrued dividends. The Company, at its discretion, may increase the number of shares redeemed at any quarterly installment. The Company may postpone quarterly redemptions if the equity level falls below an acceptable level set by the Bank, shortages in working capital or for unforeseen short-term business opportunities.

     As of July 31, 1997 the Company has 3,000 shares of preferred series A stock outstanding.

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

     One shareholder of preferred series B stock, representing one thousand one hundred seventy-five (1,175) shares, notified the Company of its desire to exercise its redemption rights available on August 1, 1997. By vote of the Board of Directors, this redemption was made on July 31, 1997.

     As of July 31, 1997 the Company has 1,525 shares of preferred series B stock outstanding.

NOTE 6.  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1994, the Company implemented a 401 (k) plan covering employees who have met the age and service requirements. Effective July 1, 1997, the eligibility requirement to the plan was amended to cover all employees who will work 1000 hours, have reached 21 years of age and completed six-months of service as defined in the plan document. The amount to be contributed annually by the Company is discretionary. Contributions by the Company were $31,000, $28,000 and $25,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

NOTE 7.  INCOME TAXES

     The Company is a non-exempt cooperative as defined by Section 1381(a)(2) of the Internal Revenue Code. Accordingly, net margins from business done with member patrons which are allocated and paid as prescribed in Section 1382 of the code (hereafter referred to as "qualified") will be taxable to the members and not to the Cooperative. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not qualified as stated above or arise from business done with non-members, the Cooperative shall have taxable income subject to corporate income tax rates.

     Tax expense in 1996 represents taxes paid to various states pursuant to their respective tax provisions. The benefit from income taxes in 1995 represents amounts refunded due to the carryback of a non-member operating loss.

     Certain temporary differences exist between financial statement and income tax reporting purposes that also create a difference in the amount of patronage income determined on either basis. As these differences are ultimately allocated to the members through patronage allocations, no deferred taxes are provided for these temporary differences.


NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

     Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 1997.


NOTE 9.  OPERATING LEASES

     The Company leases various warehouse facilities in North Dakota, as well as various items of equipment, primarily forklifts and computers. These leases call for monthly payments as of July 31, 1997 of $59,000 and expiration dates ranging from 1998 to 2001.

     Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

    Twelve months ending
          July 31,
    --------------------
            1998                                      $      670
            1999                                             602
            2000                                             566
            2001                                             503
            2002                                             330

     Lease expense totaled $404,000, $304,000 and $169,000 for the years ended July 31, 1997, 1996 and 1995, respectively.


NOTE 10.  COMMITMENTS AND CONTINGENCIES

     In July 1997 the Company entered into agreements to purchase an additional pasta line. The total estimated project cost, including mill enhancements and packaging equipment, is expected to aggregate $5.5 million, of which $63,000 has been expended in the year ended July 31, 1997.

     The Company has an agreement to engage another pasta company as a co-packer for up to seven million pounds of pasta annually for two years commencing June 15, 1996.

     On January 1, 1996, the Company became self-insured with respect to certain employee medical costs. Terms of the plan include a stop-loss provision which limits the Company's liability to $20,000 per claim with an aggregate stop-loss maximum totaling approximately $330,000 for calendar year 1997. Through July 31, 1997 the Company has charged $196,000 against its 1997 maximum liability.

     The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 1997, the Company has outstanding commitments for grain purchases totaling $10,961,000.

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


NOTE 11.  STOCK OPTION PLANS

     On January 31, 1997 the Company's Compensation Committee of the Board of Directors (the "Compensation Committee") adopted the Dakota Growers Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to provide benefits to participants in the form of additional compensation for services which have been or will be rendered as an inducement for continuing as employees of the Company. The Plan will be presented to the membership for ratification at its annual meeting in January 1998.

     The Plan is administered by the Compensation Committee. The Compensation Committee or the Board of Directors have the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees.

     Options granted under the Plan are for the purchase of preferred stock at $100.00 per share, convertible into equity stock at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares which may be issued pursuant to options granted under the Plan is fifteen thousand (15,000).

    The conversion ratio of preferred stock shall be determined as of the issuance date of each respective option based on the option price of the preferred stock ($100.00 per share) divided by the fair market value of the equity stock as of that date. The conversion ratio shall be proportionately adjusted if the Company increases the outstanding shares of equity stock without the payment of consideration by the members for such additional shares (e.g. stock split, stock dividend or other action).

     Options granted under this Plan shall be granted within ten years from the date of adoption, and shall not be exercisable after the expiration of ten years from the date such option is granted. Options are not transferable by the employee other than by will or the laws of descent and distribution.

     The option price must not be less than the fair market value of the preferred stock at the time the option is granted. To the extent that the aggregate fair market value of stock with respect to which incentive stock options are exercisable for the first time by any individual during a calendar year exceeds one hundred thousand dollars ($100,000), such option shall be treated as options which are not incentive stock options.

     Upon conversion to equity stock, if the employee does not meet the requirements of membership in the Company, such equity stock must be sold to an entity which is qualified for membership.

     If the preferred stock is changed into another kind of capital stock or debt as a result of any capital reorganization, reclassification or any merger or consolidation with another entity in which the Company is not the surviving entity, the option entitles the employee to acquire upon exercise the kind and number of shares of stock or other securities or property to which the employee would have been entitled if he had held the preferred stock issuable upon the exercise of this option immediately prior to such capital reorganization, reclassification, merger or consolidation.

     As of July 31, 1997 the Company had outstanding options to purchase 4,715 preferred shares at an exercise price of $100.00, convertible into 75,440 shares of equity stock, all granted in 1997. The first exercisable date of the outstanding options ranges from January 31, 1997 through January 1, 2000. No options have been exercised as of July 31, 1997.

     The Company did not record any compensation expense during the year ended July 31, 1997 related to the issuance or exercise of stock options.

     The pro forma application of Statement of Financial Accounting Standard
(SFAS) No. 123 "Accounting for Stock-Based Compensation" would have minimal impact on net income and earnings per share.


NOTE 12.  SUBSEQUENT EVENTS

     On July 24, 1997 the Board of Directors voted to split the outstanding equity stock on a three for two basis, such split to be effective August 1, 1997. The Board of Directors also voted to adjust the par value per share to $2.50. Each member of record as of that date received three shares of equity stock, par value $2.50, in exchange for each two shares of equity stock owned as of August 1, 1997, par value $3.85. With said stock split, the Company has 7,356,056 shares of equity stock outstanding as of August 1, 1997.

     The Board of Directors also voted to reduce the marketing period per unit retain from 15% to 10% of the purchase price, and to reduce the pool access fee from $.15 per bushel to $.10 per bushel effective August 1, 1997.

On October 16, 1997, the Board of Directors, for fiscal year 1997, authorized a qualified patronage allocation to members in the amount of $4,745,258, or $1.00 per bushel of patronage and a non-qualified patronage allocation to members in the amount of $2,500,751, or $.527 per bushel of patronage. The total qualified patronage allocation of $1.00 per bushel is to be paid in cash on November 6, 1997.

     Additionally, the Board of Directors declared an additional qualified patronage allocation for Alternative Minimum Tax ("AMT") purposes of $.49 per bushel of patronage. This qualification served the purpose of reducing the Company's AMT liability to zero by passing this liability on to its members proportionately.

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

      On October 15, 1997, the Company entered into a consulting agreement with one of its customers, Peninsula Trading Company ("Peninsula"), whereby Peninsula will be paid consulting fees for the development and fostering of a direct business relationship between Costco and the Company. Costco had previously been a customer of Peninsula. The agreement, which calls for a payment upon execution of the agreement and continued monthly payments up to a maximum total consulting fee, will have minimal impact on the Company's future results of operations.

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

     Name and Address                  Age       District         Term Expires
     John S. Dalrymple, III             49     Sheyenne               2000
     P.O. Box 220                              Number 4
     Casselton, ND  58012

     Allyn K. Hart                      58     Northeast              1999
     RR 1, Box 61                              Number 6
     Wales, ND  58281

     Roger A. Kenner (1)                48     East Durum Triangle    1998
     RR 2, Box 53                              Number 8
     Leeds, ND  58346

     James F. Link                      70     Southeast              2000
     1304 4th Street North                     Number 3
     Wahpeton, ND  58075

     Eugene J. Nicholas                 52     North Central          1998
     RR 1                                      Number 7
     Cando, ND  58324

     John D. Rice, Jr. (1)              43     West Durum Triangle    2000
     RR 2, Box 104                             Number 9
     Maddock, ND  58348

     Jeffrey O. Topp                    38     Central                1998
     RR 1, Box 23                              Number 2
     Grace City, ND  58445

     Curtis R. Trulson                  45     Western                1999
     RR 1, Box 62                              Number 1
     Ross, ND  58776

     Michael E. Warner                  47     East Central           1999
     RR 2, Box 119                             Number 5
     Hillsboro, ND  58045

(1)  Mr. Kenner and Mr. Rice are first cousins.

     John S. Dalrymple III has been chairman of the Board of Directors of the Company since 1991. He has been a state representative since 1984. Mr. Dalrymple also is Chairman of the House Appropriations Committee and Chairman of the Budget Section of the North Dakota House of Representatives. Mr. Dalrymple also serves on the board of directors of U.S. Durum Growers Association. He has been a farmer in the Casselton, N.D. area since 1971. He received a bachelor of arts in American Studies from Yale University.

     Allyn K. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier, N.D. area since 1961. He is vice president and a member of the board of directors of Cavalier County Job Development Authority. Mr. Hart also serves on the board of directors of Maple Manor Care Center. Mr. Hart received a bachelor of science from North Dakota State University.

     Roger A. Kenner has been a director of the Company since 1991. He is owner of Kenner Seed Farm and Simmental Ranch and a farmer in Leeds, N.D. since 1964. He is a trustee of the American Simmental Association and a past Chairman of the North Dakota Simmental Association. Mr. Kenner is vice-chairman of the Leeds, N.D. Economic Development Authority and a director of the Greater North Dakota Association. He is a past director of the North Dakota State University President's Advisory Council. Mr. Kenner received a bachelor of science in 1971 from North Dakota State University.

     James F. Link has been a director of the Company since 1991. Mr. Link has served on the boards of directors of Farm Credit and Minn-Dak Farmers Cooperative. Mr. Link served on the Pro-Gold Corn Plan Development Committee. He has been a farmer in the Wahpeton, N.D. area since 1947.

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

     John D. Rice, Jr. is the vice chairman of the Board of Directors of the Company and has been a director of the Company since 1991. He has been a farmer in the Maddock, N.D. area since 1968. Mr. Rice currently serves on the board of directors of the National Bank, Harvey, N.D., and as a director of the C.L.K. Educational Trust. He has served on the boards of directors of National Pasta Association and U.S. Durum Growers Association. Mr Rice also serves as a trustee for Maddock Zion Lutheran Church. Mr. Rice received an associate of science in agricultural economics from North Dakota State University.

     Jeffrey O. Topp has been a director of the Company since 1991. He has been a farmer in the Grace City, N.D. area since 1978, and is a partner of the T-T Ranch. Mr. Topp is serving on the interim board of directors of AgGrow Oils of Carrington. He is a member of the Eddy County Agriculture Improvement Association.

     Curtis R. Trulson has been secretary/treasurer of the Board of Directors and a director of the Company since 1991. He has been a farmer in Mountrail County, North Dakota, since 1975. Mr. Trulson is a past president of the North Dakota Grain Growers Association and previously served on the board of directors of the National Association of Wheat Growers. He is also a past chairman of the Stanley Community Hospital Association. Mr. Trulson received a bachelor of science in Business Administration from the University of North Dakota.

     Michael E. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer since 1967 and is currently owner/operator of Mike

Warner Farm near Hillsboro, North Dakota. Mr. Warner is chairman of the board of directors of United Spring Wheat Processors. He also serves as president of Warner Equipment Company and on the board of trustees of Meritcare Health Systems. He is a past member of the boards of directors of American Crystal Sugar Company of Moorhead, Minnesota. Mr. Warner received a bachelor of science in pharmacy from North Dakota State University.

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

Company Management and Key Employees

      The table below lists the principal managers of the Company, none of whom owns any Membership Stock or Equity Stock.

          Name               Age       Position
     Timothy J. Dodd          42     President and General Manager, Principal
                                       Executive Officer
     Thomas P. Friezen        38     Vice President, Finance, Principal
                                       Financial and Accounting Officer
     Gary E. Mackintosh       45     Vice President, Sales and Marketing
     David E. Tressler        43     Plant Superintendent
     Harlan W. Jemison        68     Vice President, Ingredient and
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

     Thomas P. Friezen joined the Company in April 1995. From 1991 to April 1995 he was with Arizona Electric Power Cooperative, an electricity generation and transmission company. Prior to that Mr. Friezen worked for Williston Basin Interstate Pipeline, a natural gas transmission company. He received a bachelor of science in accounting from the University of Mary, Bismarck, North Dakota and is a certified public accountant.

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

     Harlan W. Jemison has been involved in ingredient and foodservice sales for the Company since September, 1992. Prior to joining the Company, from 1991 to 1992 he was national sales manager for Shade Pasta Company. In 1990 he was director of Foodservice Sales at American Italian Pasta Co. From 1969 to 1990 Mr. Jemison was national sales manager - foodservice for CPC International, a food products manufacturer. He attended the University of Washington and Syracuse University Advanced Business Management and Marketing School.


ITEM 11.   EXECUTIVE COMPENSATION

      The following table summarizes the amount of compensation paid to the Company's key employees for the fiscal years ended July 31, 1997, 1996 and 1995 whose cash compensation during the fiscal year ended July 31, 1997 exceeded $100,000.

                                                          Other Annual
            Name            Year     Salary     Bonus     Compensation (1)
     Timothy J. Dodd,       1997    $147,108  $  1,430  $  1,908
     President and          1996     120,000     1,426     1,800
     General Manager        1995     120,000       561     1,182

     Gary E. Mackintosh     1997    $ 98,583  $  6,720  $    328
     Vice President -       1996      72,038    14,800       332
     Sales and Marketing    1995      67,500     9,159        88

     David E. Tressler      1997    $ 78,829  $ 31,125  $  1,775
     Plant Superintendent   1996      79,560     1,126     1,564
                            1995      77,100       541     1,020

     Harlan W. Jemison      1997    $ 75,003  $ 24,759  $  1,455
     Vice President -       1996      69,137    14,728     1,549
     Foodservice and        1995      65,417    11,275       450
     Ingredient Sales

(1)  Includes the Company's 401(k) matching contribution.

     Mr. Dodd's compensation is set by a sub-committee of the Board of Directors.

Compensation Plans

     On January 31, 1997 the Company's Compensation Committee of the Board of Directors (the "Compensation Committee") adopted the Dakota Growers Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to provide benefits to participants in the form of additional compensation for services which have been or will be rendered as an inducement for continuing as employees of the Company. The Plan will be presented to the membership for ratification at its annual meeting in January 1998.

     The Plan is administered by the Compensation Committee. The Compensation Committee or the Board of Directors have the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees.

     Options granted under the Plan are for the purchase of preferred stock at $100.00 per share, convertible into equity stock at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares which may be issued pursuant to options granted under the Plan is fifteen thousand (15,000).

     The conversion ratio of preferred stock shall be determined as of the issuance date of each respective option based on the option price of the preferred stock ($100.00 per share) divided by the fair market value of the equity stock as of that date. The conversion ratio shall be proportionately adjusted if the Company increases the outstanding shares of equity stock without the payment of consideration by the members for such additional shares (e.g. stock split, stock dividend or other action).

     The following table sets out the stock options awarded in the year ended July 31, 1997. To date no options have been exercised.

                   Preferred
                     Shares                                  Grant
                   Underlying  Pct.  Exercise                 Date
                    Options  Options   Price   Expiration   Present
       Name         Granted  Granted   ($/Sh)     Date       Value
------------------ --------- ------- --------- ----------- ----------
Timothy J. Dodd      1,000     21%    $100.00   1/31/2007   $100,000
                     1,000     21%     100.00   1/ 1/2008    100,000
                     1,000     21%     100.00   1/ 1/2009    100,000
                       413      9%     100.00   1/ 1/2010     41,300
                    -------- ------                       ----------
                     3,413     72%                           341,300

Gary E. Mackintosh     760     16%     100.00   1/31/2007     76,000

Thomas P. Friezen      542     12%     100.00   1/31/2007     54,200

The above options were granted with a conversion ratio of 16 shares of Equity Stock for each share of Preferred Stock. This conversion ratio was adjusted to 24 shares of Equity Stock for each share of Preferred Stock effective August 1, 1997 as a result of the 3-for-2 stock split declared effective that date.

     Under the terms of the plan, the option price must not be less than the fair market value of the preferred stock at the time the option is granted.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As a cooperative, each member (represented by ownership of one share of membership stock) has equal voting rights regardless of the number of equity shares owned. As of October 29, 1997, no director (or member designating a director) owns beneficially more than .65% of the Company's issued and outstanding membership stock and such directors, as a group, beneficially own 2.3%.

     As of October 29, 1997, no director (or member designating a director) owns beneficially more than three and one-half percent of the Company's issued and outstanding Equity Stock and such directors, as a group, beneficially own 8.7% of the Company's issued and outstanding Equity Stock.

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

                                  PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statement Schedules

None.

Reports on Form 8-K

     The Company was not required to and did not file any reports on Form 8-K during the three months ended July 31, 1997.

Exhibits

3/  3.1   Certified Articles of Incorporation of Dakota Growers Pasta Company
3/  3.2   Bylaws of Dakota Growers Pasta Company.
3/ 10.1 Form of Growers Agreement between the Company and members of the Company.
4/ 10.2 Loan Agreement in the aggregate amount of $41,409,007.58 dated March 31, 1997, between the Company and St. Paul Bank for Cooperatives.
4/ 10.3 Nonnegotiable Note of Dakota Growers Pasta Company in the principal amount of $5,000,000.00 dated March 31, 1997.
4/ 10.4 Real Estate Mortgage executed by Dakota Growers Pasta Company to the St. Paul Bank for Cooperatives in the amount of $42,000,000 dated May 15, 1997.
1/ 10.5 Series A Preferred Stock Purchase Agreement dated October 28, 1992 between the Company and the State of North Dakota acting by and through North Dakota Future Fund, Inc., including Amendment to Preferred Stock Purchase Between Dakota Growers Pasta Company and North Dakota Future Fund dated August 26, 1995.
1/ 10.6 Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative.
1/ 10.7 Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative.
1/ 10.8 Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc.
1/ 10.9 Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc.
5/ 10.10 Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company, dated May 1, 1997.
2/ 10.11 Lease Agreement between Congress, Inc. and Dakota Growers Pasta Company, dated March 13, 1995.
1/ 10.12 Sample Broker Agreement between Dakota Growers Pasta Company and Sinco, Inc. dated May 1, 1995.
5/ 10.13 Agreement between Dakota Growers Pasta Company and JP Foodservice, Inc. dated March 7, 1997.
5/ 10.14 Consulting Agreement between Dakota Growers Pasta Company and Peninsula Trading Company, Inc. dated October 15, 1997.
   23.1 Consent of Independent Auditors, see Independent Auditor's Report on page 15.
   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

1/ Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.
2/ Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996. Confidential treatment was granted with respect to portions of these agreements.

3/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarterly period ended January 31, 1997.
4/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarterly period ended April 30, 1997.
5/ Confidential treatment being requested with respect to portions of these agreements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Dakota Growers Pasta Company

Date:  October 29, 1997                   /s/   Timothy J. Dodd
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

     Signature                 Title                            Date
/s/ Timothy J. Dodd
------------------------
Timothy J. Dodd          President and General Manager     October 29, 1997
                         (Principal Executive Officer)

/s/ Thomas P. Friezen
------------------------
Thomas P. Friezen        Vice President, Finance           October 29, 1997
                         (Principal Financial and
                          Accounting Officer)

/s/ John S. Dalrymple III
------------------------
John S. Dalrymple III    Director                          October 29, 1997

/s/ John D. Rice Jr.
------------------------
John D. Rice Jr.         Director                          October 29, 1997

/s/ Curt R. Trulson
------------------------
Curt R. Trulson          Director                          October 29, 1997

/s/ Allyn K. Hart
------------------------
Allyn K. Hart            Director                          October 29, 1997

/s/ Roger A. Kenner
------------------------
Roger A. Kenner          Director                          October 29, 1997

/s/ James F. Link
------------------------
James F. Link            Director                          October 29, 1997

/s/ Eugene J. Nicholas
------------------------
Eugene J. Nicholas       Director                          October 29, 1997

/s/ Jeffrey O. Topp
------------------------
Jeffrey O. Topp          Director                          October 29, 1997

/s/ Michael E. Warner
------------------------
Michael E. Warner        Director                          October 29, 1997

Exhibit 10.10

                            INDENTURE OF LEASE


     THIS INDENTURE OF LEASE, entered into, in duplicate, this 1st day of May, 1997, by and between RLN LEASING, INC., (hereafter collectively called "Landlord"), and DAKOTA GROWERS PASTA COMPANY, INC. a corporation organized under the laws of the State of North Dakota with principal offices at One Pasta Avenue, Carrington, North Dakota, 58421 (hereafter "Tenant"); WITNESSETH:

     It is convenanted and agreed that in addition to the below listed covenants, that this lease replaces and supersedes the lease between the above listed parties dated October 12, 1995.

     1. PREMISES. Landlord, for and in consideration of the rents hereafter reserved and of the covenants and agreements of Tenant hereafter contained, has demised and leased and by these presents does demise and lease unto Tenant for the term hereafter set forth, 137,580 sq. ft. of warehouse space located at 4001 32nd Street North, Fargo, North Dakota. In addition to the aforementioned square footage of warehouse area, this lease is also to include the office portion, both upper and lower floors approximately 4,600 in square footage. The total square footage of the building shall be 281,580 sq. ft., and the Tenant's location is shown in Exhibit A and described on Exhibit C. The build-out of the Tenant's space shall be shown on this agreement as Exhibit B.

     2. (A) ORIGINAL TERM. Tenant shall have and hold the demised premises described in Exhibit A hereof together with all the improvements thereon and all rights, privileges, easements and appurtenances thereunto attached and belonging, for and during the original term of five(5) years (as hereafter defined) commencing upon the date as hereafter provided.

            (B) OPTIONS TO EXTEND. Tenant shall have the right and privilege at its election to extend the original term of the lease for one successive additional two year period. The option period shall automatically commence unless Tenant provides Landlord with written notice of its election not to extend not less than 90 days prior to the expiration of the original term. All such extensions shall be upon all the terms, covenants and agreements contained in this Indenture of Lease. Additional extensions beyond the option period shall be permitted only upon the express written agreement of the parties hereto.

     3. LEASE YEAR. The parties agree hereto that the term "lease year" shall refer to the year commencing on the 1st day of May, 1997, and shall end on the 30th day of April, 2002. The term "rent commencement date" as used herein, shall be the first day of the lease year.

     4. (A) ORIGINAL TERM. Tenant covenants commencing on the rent commencement date to pay Landlord at such place as may be designated in writing from Landlord to Tenant from time to time and annual rent for the initial term of this lease, (confidential treatment requested) INCLUDES OFFICE @ (confidential treatment requested), in twelve equal installments of (confidential treatment requested), each installment payable in advance on or before the commencement date of this lease and on or before the monthly anniversary of said commencement date, subject to the adjustment provisions hereafter set out. Until further notice, the rent shall be payable to:

            RLN LEASING, INC.
            2719 40th Avenue North
            Fargo, North Dakota 58102

            (B) RENT FOR THE OPTIONAL TERM. The annual rental for the option period may be the same as the original term. However, Landlord reserves the right to make modifications to the rent for increases in real estate taxes and special assessments, interest rates, and energy costs, Insurance costs. (Set a base period, verses the 1997)

            (C) REAL ESTATE TAXES. Landlord shall pay each year the full amount of the real estate taxes and special levies and assessments (including area assessements) levied during the term of this lease or the extension thereof and assessed against and attributalbe to the demised premises.

            (D) INSURANCE. Landlord shall procure and maintain during the term of this lease, a policy or policies of insurance, insuring Landlord, any mortgagee, and Tenant, as their interest may appear, against fire and expended coverage risks covering demised premises, which coverage shall be for the full insurable replacement value thereof during the term of this lease. Such insurable shall not be subject to cancellation except after 30 days prior written notice to Landlord, Tenant and any mortgagee.

     Tenant shall self-insure or procure and maintain during the term of this Lease, at its own cost and expense a policy or policies of insurance, insuring Landlord, and mortgagee, and Tenant, as their interest may appear, against fire and extended coverage risks covering the Tenant's personal property at the demised premises, which coverage shall be for the full replacement value of thereof during the term of this lease. Such insurance shall not be subject to cancellation, except after 30 days prior written notice to Landlord, Tenant and any mortgagee. For policies of insurance to be provided by Tenant, notice of renewal of such policies, or certificates in lieu thereof, shall be deposited with Landlord not less than 10 days prior to the expiration of the term of such coverage. Any reasonable counsel fees, charges or costs involved in collecting the proceeds of casualty insurance policies provided by the Tenant shall be borne by Tenant, and Tenant shall have the obligation to proceed with the collection of said proceeds to the full replacement value of such damages, including suit, if necessary.

     5. USE OF DEMISED PREMISES. Tenant may use the demised premises for the storage of pasta and pasta related products and any other related food items, the storage of equipment, and such other uses are consistent with operating a commercial food warehouse.

     6. CARE OF PREMISES. Tenant covenants and agrees that it will not use or occupy said demised premises or any part thereof for the term of this lease or any extension thereof in such hazardous manner that any building or improvement thereon of which said demised premises are a part will not be insurable by the responsible insurance companies against loss or damage by fire, extended coverage and broad form perils for the fair insurable value thereof. Tenant further agrees that upon the expiration or termination of this lease or any extension thereof in any manner, it will surrender immediate possession of said demised premises to Landlord in good condition, loss by fire not caused by Tenant, tornado, act of God, or other unavoidable casualty and ordinary wear excepted, and that it will deliver the keys to said premises at the place where the rent reserved herein is payable.

     7.     HAZARDOUS MATERIALS.

            (A) DEFINITIONS: As used in this paragraph, the following terms shall mean:

               1. "Hazardous Materials" shall mean (a)asbestos in any form;
(b)urea formaldehyde foam insulation; (c)transformers of other equipment which contain dielectric fluid containing levels or polychlorinated biphenyls in excess of 50 parts per million; or (d)any other chemical, material or substance which is (i)present in amounts in excess of what is permitted or deemed safe under Applicable Law, or (ii) handled, stored or otherwise used in any way which is prohibited or deemed safe under Applicable Law.

               2. "Applicable Law" shall mean any law, rule order, ordinance, or regulation of any federal, state, county, regional, local, or other governmental authority.

            (B) RESTRICTIONS. Tenant, from the date of this lease, shall not install, store (including without limitation, storage in underground tanks), use, treat, transport, or dispose (or knowingly permit or acquiesce in the installation, storage, use treatment, transportation or disposal by Tenant, its agents, employees, independent contractors or tenants) on the Leased Premises any Hazardous Materials. In the event of any subsequent installation, storage, use, treatment, presence, transportation or disposal of any hazardous materials by Tenant, or any employees, agents, contractors or third parties, whether or not known by Tenant, Tenant shall remove any Hazardous Materials and otherwise comply with Applicable Law, all at the expense of Tenant. Tenant, for acts done by Tenant from the date of this lease shall indemnify Landlord and hold Landlord harmless from and against all loss, damage, and expenses (including, without limitation, reasonable attorney's fees and costs incurred in the investigation, defense, and settlement of claims) that Landlord may incur as a result of or in connection with the assertion against Landlord or the demised premises of any claim relating directly or indirectly, in whole or in part, to the presence or removal of any Hazardous Materials, or relating to any activity on or off demised premises carried by Tenant or any of its employees, agents, contractors, or third parties, if such activity involved Hazardous Materials, in whole or in part, directly or indirectly, or noncompliance with any Applicable Law which relate to acts of Tenant after the date of this Lease. Tenant's obligations and liabilities under this paragraph shall continue so long as Landlord remains responsible for any spills, emissions, or discharges of hazardous substances or wastes at or from the demised premises that occur during the term of this paragraph shall be restrainable by injunction.

     8.     REPAIRS AND MAINTENANCE.

            (A) TENANT'S REPAIRS. Tenant shall throughout the term of this lease and any extension thereof at its own cost and expense provide the maintenance and ordinary repair to the interior of the demised premises, including door and windows and plumbing fixtures, except for structural defects and repairs which shall be the responsibility and expense of Landlord. Tenant shall also be responsible for annual maintenance to the heating and air conditioning system. Tenant shall replace any broken glass with glass of like kind. Tenant shall also be responsible for repairs to and shall respond to any calls regarding their alarm system and shall be responsible for any service work or monthly charges for the alarm system.

            (B) LANDLORD'S REPAIRS. Landlord shall be responsible for the structural maintenance and repair of the roof, foundation and exterior walls of demised premises and for any and all structural parts of demised premises. In addition, Landlord shall maintain, repair and replace all utilities, conduits, fixtures, facilities and equipment to the outside walls or sulfurs of the building situated on the demised premises.

     Landlord further agrees to maintain and repair the parking lot, sidewalks and service drives in and about the premises, if any, including landscaping, snow removal, cleaning and drainage, as appropriate.

     9. ALTERATIONS. Tenant shall not make any alterations in or additions to the interior or exterior of the demised premises nor make any contract therefor without first securing Landlord's written consent which will not be unreasonably withheld and delivering to Landlord the Plans and Specifications and furnishing indemnification against all liens, costs damages and expenses, as may by reasonably required by Landlord. All alterations, additions, improvements and fixtures other than Tenant's trade fixtures which may be made or installed by either Landlord or Tenant on the demised premises as a part thereof without disturbance, molestation or injury at the termination of the term of the lease, whether be lapse of time or otherwise, all without compensation or credit to Tenant.

    10. ASSIGNMENT AND SUBLEASE. Tenant may not assign this lease or sublease any of the demised premises without the prior written consent of Landlord, which shall not be unreasonably denied. No such assignment or subletting shall release the Tenant from the full payment and performance of each and every covenant, agreement and obligation herein contained on Tenant's part to be performed.

    11. TRADE FIXTURES. Trade fixtures, equipment, furniture and furnishings, except floor covering, that may have been or may be installed by Tenant in demised premises shall not become a part thereof, whether affixed or annexed or not, but Tenant shall, at its own costs and expense, repair any and all damage to demised premises resulting from or cause by the removal thereof from the demised premises. Any floor coverings shall be considered to be a part of the premises and shall not be removed except in the case of replacement by equivalent or better floor covering acceptable to Landlord.

    12.     ADDITIONAL INSURANCE.

            (A) Tenant shall self-insure or procure and maintain at its own expense, such insurance may by necessary to indemnify Landlord as to claims which might be asserted against the demised premises or the owners thereof by reason of the Tenant's use thereof, all as hereafter provided.

            (B) Tenant shall self-insure or procure and pay for public liability insurance in responsible companies in an amount not less that $1,000,000.00 to any one person or $1,000,000.00 on any one accident and $300,000.00 property damage insurance. For policies of insurance procured by Tenant from third parties, the original policy or policies or certificates in lieu thereof shall be furnished by Tenant to Landlord bearing a notation evidencing the payment of premiums or accompanied by other evidences of payment of the premiums satisfactory to Landlord.

            (C) Not less than ten days prior to the expiration of any such policy or policies procured from third parties, evidence of the renewal of such policy or policies, or a new certificate, together with evidence of the payment or premiums for the renewal period or new policy, as the case may be, shall be delivered to the Landlord. All such insurance shall contain an agreement by the insurance company that the policy or policies will not be canceled, or the coverage changed without ten day's written notice to Landlord.

            (D) Tenant, its successors and assigns, shall carry Worker's Compensation Insurance as may be required to cover liability to employees as imposed by the statutes of any state of municipality or by reason of any federal regulation.

            (E) Should any intoxicating beverages at any time be sold or served upon the premises, Tenant shall carry dram shop insurance to the extent of the maximum statutory liability.

            (F) Any policies and certificates of insurance from third party insurers shall also designate as insured, Landlord, Landlord's mortgagee, and Tenant, as their interests may appear.

    13. UTILITIES. Landlord agrees to pay the tenants utilities associated with the leasing of the facility and as provided here within including electricity for normal warehouse lighting rated at 10 candle power per square foot, provided, however, Landlord's responsibility to pay for Tenant's electricity usage is limited to 96,096 kilowatt hours of electrical usage during any "lease term" as provided free of charge by Landlord, Landlord will, on a monthly basis, furnish during the remainder of the "lease term," Tenant within ten (10) days of Landlord's receipt of the electrical bill a separate billing for kilowatt hours in excess of 96,096 kilowatt hours per lease term representing Tenant's electrical costs not paid by the Landlord pursuant this section. Tenant shall have ten(10) days after Landlord's date of billing to pay such utilities directly to the Landlord. Tenant's failure to do so will constitute additional rent which shall become due and payable immediately and the Tenant's failure to pay the same shall be considered a default of this lease. "Lease term" shall be 365 day intervals commencing upon the acceptance of the facility as provided in Article 3 and for 365 days thereafter. Subsequent "lease terms" shall be 365 days thereafter. Tenant shall also be responsible for water, sewer and garbage charges.

     Tenant shall pay and discharge as the same become due, all charges for telephone and telephone services which shall, during the term of this lease, be levied, assessed, charged or imposed upon or against the demised premises. Tenant shall also be responsible for any telephone charges and maintenance in connection with the alarm system.

    14. INSPECTION BY LANDLORD. Landlord or their agents may have free access to said premises at all reasonable times and under reasonable restrictions for the purpose of examining the same or of inspecting the use by Tenant of the same or to see if the terms of this lease or extension thereof are being observed by Tenant, and the Landlord at any time within 90 days before the expiration or sooner termination of the term of this lease or any extension thereof, may enter upon said premises and affix to the exterior o the same the ordinary and usual sign or signs for the sale or reletting of said premises; and Tenant will not remove said sign or signs and will permit all persons having written authority therefor from landlord to view said premises at all reasonable hours.

    15. FIRE OR OTHER CASUALTY. If during the term of this lease, the demised premises should be damaged or destroyed by reason of fire, casualty or any other cause so as to be rendered wholly or partially untenable, the Landlord shall promptly repair, rebuild and restore the demised premises to the condition it was in preceding the fire or other casualty or other cause, such as repairing, rebuilding and restoration to be subject to and in conformance with all municipal and other governmental regulations, ordinances, laws, rules, permits and requirements existing at the time of such repairing, rebuilding and restoration. Landlord shall complete the repairs and restoration, the rent payable by Tenant shall be abated in proportion to the extent Tenant shall be reasonably unable to conduct its business from the demised premises. If the building shall be reason of such fire or other casualty be damaged in excess of 50% of its replacement value, Landlord shall have the option of terminating this lease by delivering written notice thereof to Tenant within 60 days from such fire or other casualty, and this lease and terms hereof shall thereupon terminate.

    16. EMINENT DOMAIN. If any part of demised premises or the parking lot and entrances to the street of highway and to demised premises shall be taken for any public or quasi-public use under any statute or by right of eminent domain or private purchase in lieu thereof to the extent that Tenant can no longer use the premises for the purposes for which it is presently intended, then when possession shall be taken thereunder of the premises or any part thereof, the term herein demised and all rights of Tenant shall determine that it can continue using the demised premises for the purposes for which it is presently intended, then this lease shall continue, but there shall be a reduction in the annual rental payable hereunder commensurate with the reduction in space and usability of remaining space available to Tenant. Such reduction shall be agreed upon by the parties hereto in writing within 15 days or as hereafter set out. As soon as Tenant has determined that it desires to retain remainder of the premises, it shall so notify Landlord in writing and the parties hereto shall attempt to agree as to the reduction in rent. Should such agreement not be consummated within 15 days of said notice, either party may then notify the other that it desires the determination of the renewal rental to be determined by arbitration and at that time shall give notice to the other party of the arbitrator that it has chosen. The other party shall then notify the original party within seven days of said notification of the selection of an arbitrator to represent that party. The two arbitrators shall then view the property and the rental and attempt to agree as to a fair rental. If they are unable to agree within ten(10) days of the appointment of the second arbitrator, said arbitrators shall select a third arbitrator within five(5) days thereafter and decision of the majority of the arbitrators shall control. The above time may be lengthened or shortened by mutual agreement. The decision of the arbitrators as to the rental, and, if there is a dispute as to whether the remained of the property can be used for the original intended use, the decision of the arbitrators in regard to said factors shall be controlling.

     If a party of the premises shall be so taken so as to terminate the rights of Tenant, or in the event Landlord elects to make a voluntary conveyance in lieu of such proceedings to some public authority with power to take under its right of eminent domain, Tenant shall be notified in writing within 10 days after the institution of such proceedings by the service of summons or writ upon Landlord or within 10 days after the election of Landlord to so convey and Tenant shall have reasonable time to vacate. All rights under such eminent domain procedure shall insure to the benefit of Landlord; provided Tenant shall have the right to make a separate and independent claim for any property taken, or damages sustained, by reason of eminent domain proceedings against itself not provided for hereunder.

    17. DEFAULT. It is further covenanted and agreed that during the term of this lease or any extension thereof, that the Landlord shall have the right to declare a default and termination of the lease and recover the immediate possession of the leased premises if:

            1. The Tenant shall timely fail to pay rent as required by Article 4 of this agreement;

            2. The Tenant shall neglect to timely perform or timely observe any of the covenants and conditions as contained in this lease;

            3. The Tenant shall fail to pay any utility fee or any obligation other than rent as required by this lease agreement;

            4. The Tenant shall make an assignment for the benefit of creditors;

            5. The Tenant shall be adjudicated a bankrupt or a petition is filed for the extension of time of payment, composition, adjustment, modification, settlement, or satisfaction of the liabilities of Tenant or to which any property of Tenant be subject or the involuntary reorganization (other than a reorganization not involving the liabilities of the Tenant) or the involuntary liquidation of Tenant;

            6. A receiver be appointed for the property of Tenant by reason of the insolvency or alleged insolvency of Tenant, and such receiver be not discharged within 90 days thereafter; and

            7.  Tenant shall abandon or vacate the premises.

            A. If the Tenant fails to timely tender rent, the Landlord may elect to terminate this lease by providing notice to Tenant of Landlord's intention to terminate this lease. Notice of intention to terminate this lease commences to run upon the Landlord's placing the notice in the mail or personally serving the Tenant, or affixing the notice to the leased premises. Upon service of the notice of termination, the Tenant shall have five (5) days to reinstate the lease. The Tenant must actually tender to the Landlord within the five days all rents in default. If the Tenant fails to timely cure the rental payments in default in the manner provided here within, the termination of this lease will be effective, without further notice, without the necessity of any legal suit or action, upon the expiration of the five day period of time Tenant is allowed to reinstate this lease and to timely cure all defaults.

            B. In the event of the occurrence of a default other than the Tenant's failure to timely tender rent to the Landlord, at its option, may elect to terminate this lease by providing notice to Tenant of Landlord's intention to terminate this lease. Notice of the intention to terminate this lease shall commence and run upon service and service may be accomplished by Landlord mailing the notice to Tenant's address listed here within or personally serving Tenant, or affixing the notice upon the leased premises. Upon service of the notice of termination, Tenant shall have thirty(30) days to reinstate the lease by curing all defaults (defaults other than the failure to timely tender the rent to Landlord) within 30 days of the date of the notice of termination.

            C. Unless Tenant reinstates the lease in the time and in the manner provided here within by providing Landlord with documented proof that all non-rental payment defaults have been cured, termination of this lease will be effective, without further notice and without the necessity of any legal suit or action, on the expiration of the 30 day period of time the Tenant is allowed to reinstate the lease.

            D. Upon the termination of the Lease as provided for here within, Tenant will then quit and surrender the demised premises to Landlord, and Tenant shall remain liable as hereafter provided. In any such event, Landlord, at its option, immediately or any time thereafter, enter upon said premises with or without process of law, and take possession thereof together with any and all buildings and improvements which may have been erected thereon, Tenant waiving any demand for the possession thereof. Landlord will make its best efforts to relet the demised premises or any part thereof, applying the same first to the payment of such expenses that Landlord may have incurred in recovering possession of the premises and putting the same in good order and condition, and all other such expenses, commission and charges incurred by Landlord in or about reletting the premises, and then to the fulfillment of the covenants of Tenant hereunder. Any such reletting may be for the remainder of the original term, or any extended term (if previously extended by Tenant) or for a longer period or shorter period. Landlord shall be entitled, notwithstanding any other provisions of this lease, to the extent permitted by law, the amount of damages which Landlord sustains by reason of Tenant's default, including the right to recover the difference between the total rent, taxes and charges which Landlord is able to obtain in a new lease for the balance of the term and the then present value of the remaining rent to be paid hereunder until the end of the term of the lease.

    18. MORTGAGE SUBORDINATION. Tenant agrees that upon the request of Landlord in writing it will subordinate this lease and Tenant's rights and interest hereunder to the lien of any future first mortgage placed on any part of the real estate of which the demised premises are a part, irrespective of the time of execution or time of recording of any such mortgage or mortgages, provided that the holder of any mortgage shall enter into an agreement with Tenant, in recordable form, that in the event of foreclosure or other right asserted under the mortgage by the holder or any assignee thereof, this lease and the rights of Tenant and obligations of Landlord (which must be assumed by the holder) hereunder shall continue in full force and effect and shall not be terminated, amended, modified, or disturbed except on accordance with the provisions of this lease.

     Tenant agrees that if requested by the holder of any such mortgage, it will be a party to said agreement and will agree in substance that if the mortgage or any person claiming under the mortgage shall succeed to the interest of Landlord in this lease, it will recognize said mortgagee or person as its Landlord under the terms of this lease. Tenant agrees that it will, upon request of Landlord, execute, acknowledge, and deliver any and all instruments necessary or desirable to give effect to or notice of such subordination. The word "mortgage" as used herein includes mortgages, deeds of trust, or other similar instruments and modifications, consolidations, extensions, renewals, replacements, and substitutes thereof.

    19. SALE OF LANDLORD'S INTEREST. Landlord shall be entitled to convey and otherwise dispose of the demised premises and Landlord's interest thereunder at any time, and thereafter, shall not be subject to any of the obligations of Landlord under this lease. However, nothing in this paragraph is to be construed in such a manner as to release, extinguish or alter the rights or the obligations of the successors) to the Landlord's interest hereunder should a sale be consummated.

     Landlord shall be entitled to exhibit the demises during the normal business hours without disturbing the operation of Tenant's business for the purpose of selling the premises or Landlord's interest under this lease.

    20. WAIVER OF SUBROGATION. Each of Landlord and Tenant hereby releases the other to the extent of its insurance coverage from any all liability for any loss or damage caused by fires or any of the extended coverage casualties, even if such fire or other casualty shall be brought about by the fault or negligence of the party, or any persons claiming under it.

    21.     REMEDIES.

            (A) It is mutually covenanted and agreed that this lease is made upon the express condition that this Tenant shall always keep and perform all its covenants and agreements hereunder and make all payments of money herein stipulated to be made, promptly and at the time and in the manner stipulated and limited for such performance and payment, and that accordingly the time so limited for such payments and the performance of such covenants and agreements are, and shall be deemed to be, of the essence of this lease.

            (B) No remedy herein or otherwise conferred upon, or reserved to, Landlord or Tenant shall be considered exclusive of any other remedy given hereunder, or now or hereafter existing at law or in equity or by statute: and every power and remedy given by this Indenture of Lease to Landlord or Tenant may be exercised from time to time and as often as occasion may arise or as may be deemed expedient. No delay or omission of Landlord or Tenant to exercise any right of power arising from any default shall impair any such right or power, or shall be construed to be a waiver of any such default, or an acquiescence therein.

            (C) No waiver of any breach of any of the covenants of this lese shall be construed, taken or held to be a waiver of any other breach, or waiver of, acquiescence in, or consent to, any further or succeeding breach of the same covenants.

    22. NOTICES. In the event notice is to be given by either party to the other, it is agreed that such notice may be given at any time by an instrument in writing delivered personally or dispatched by registered or certified mail to the following address:

            LANDLORD:   RLN LEASING, INC.
                        2719 40th Avenue North
                        Fargo, North Dakota 58102

            TENANT:     DAKOTA GROWERS PASTA COMPANY, INC.
                        c/o President, General Manager
                        One Pasta Avenue
                        Carrington, North Dakota 58421

or as either party otherwise direct in writing to the other party from time to time.

     All notices shall be deemed delivered when delivered personally or two days following deposit in the United States mail in the Continental United States with first class postage and registered or certified fees prepaid except in the event of mail strike, in which event proof of actual delivery shall be required.

    23. BINDING COVENANTS. It is mutually covenanted and agreed by and between the partied hereto that the covenants in this lease contained shall be covenants running with the land and that each of the covenants, agreements, conditions and provisions of the lease shall wherever applicable extend to and bind or inure to the benefit of (as the case may be) not only the parties hereto and each of the,. but also their respective successors and assigns and wherever in this lease reference is made to any of the parties hereto or to Landlord or to Tenant, it shall be held it include and apply wherever and whenever applicable also the successors and assigns of such parties the same as is in each case and every case so expressed.

    24. REGULATIONS. Tenant, in the performance of its covenants and obligations, under the terms of the Indenture of Lease, shall comply with all governmental ordinances, laws, rules, regulations and permits pertaining to the operation of its business at the demised premises.

     Landlord, in the performance of its covenants and obligations, under the terms of this Indenture of Lease, shall comply with all governmental ordinances, laws, rules, regulations and permits, pertaining to the buildings and other improvements or repairs to the same required to be made by Landlord in order to comply therewith.

    25. INTERPRETATION. In the event any clause, paragraph or provision of this lease should be found to be invalid by reason of any statute, law or judicial decision, then the remainder of the lease shall nevertheless remain in full force and effect, the same as if such paragraph or provision had been deleted therefrom.

     In the use of pronouns the singular shall include the plural, and the use of any gender shall include all genders.

    26. LATE PAYMENTS, ATTORNEY'S FEES AND COSTS. In the event of any legal action or proceeding brought by either party hereto against the other arising out of this lease, the prevailing party shall be entitled to recover its reasonable attorney's fees incurred in such legal action or proceeding and such attorney's fees shall be included in any judgment rendered.

    27. QUIET POSSESSION. Landlord agrees that when possession of the demised premises shall be delivered to Tenant, the leasehold interest of Tenant will be free and clear of all tenancies, occupancies, restrictions, violations, liens and encumbrances. Landlord further covenants and represents that Tenant, upon paying the rents reserved herein, and keeping, performing, observing and fulfilling the covenants and agreements in this lease contained on the part of Tenant, upon paying the rents reserved herein, and keeping, performing, observing and fulfilling the covenants and agreements in this lease contained on the part of Tenant to be kept, performed, observed and fulfilled, shall and may peaceably and quietly possess, have, hold and enjoy the demised premises and all rights, including ingress and egress, easements, appurtenances and privileges thereunto belonging or in any way appertaining during the full term hereby granted and any extensions thereof, without any interruption or disturbance whatever by Landlord or by anyone claiming by, through, under or against Landlord.


     IN WITNESS WHEREOF, Landlord and Tenant have executed this lease as of the day and year first above written.

LANDLORD:                                 TENANT:
RLN LEASING, INC.                         DAKOTA GROWERS PASTA
                                          COMPANY, INC.
By:_/s/ Robert Nelson                     By:_/s/ Tim Dodd
Its: President                            Its: President
Dated: 5/1/97                             Dated: 5/1/97

EXHIBIT C

Location:          4001 32nd Street North, Fargo, North Dakota
Size:              270' E/W by 160' N/S = 43,200 SF, plus 450' E/W by 200' N/S=
                   90,000, plus 120 E/W by 36.5 N/S = 4,380, plus two floors of office space.

Docks:             16 - 8 x 9 door with weather seals.
                   16 - 6 x 8 mechanical load leveler with swing loading lights.

Ceiling Height:    24' interior ceiling clear height.

Heat: Electric forced air. Off peak service with Gen Set Backup Gas backup as alternate heat.

Power:             480 - 208 - 110 volts.

Sprinklers:        Yes - Fargo city water.

Lighting:          Sodium vapor lights with 10 foot candlepower of light
                   available.

Water and Sewer:   City of Fargo water and sewer.

Misc.: Concrete fit-up poured walls with 4' bead board insulation and white metal lined walled 12 inch glass ceiling insulation with wire interior mesh.

Exhibit 10.13

                             AGREEMENT BETWEEN
                        DAKOTA GROWERS PASTA COMPANY
                                    AND
                            JP FOODSERVICE, INC.


The following outlines the terms and conditions of this agreement:

A.  PRODUCTS

A line of dry pasta products for the Foodservice and retail markets packed under the Roseli brand.

B.  PRICING: TERMS OF SALE

1. Current pricing as of March 3, 1997, as listed on the attached Roseli/JP Foodservice net pricing schedule.

2. Product pricing will be subject to adjustment every calendar quarter beginning with the period from July 1, 1997 - September 30, 1997. An adjustment to pricing will be made based on the projected Minneapolis semolina price during that quarter. Current pricing, covering the period from March 3, 1997 - June 30, 1997, is based on $(confidential treatment requested) per cwt semolina.

3. It is understood that JP Foodservice reserves the right to contract at a specified semolina price over a longer period of time, provided that Dakota Growers is able to secure sufficient raw material to cover JP Foodservice requirements for that additional period of time.

4. All price adjustments will be mutually agreed upon and set between the two parties prior to the start of every succeeding quarterly pricing period, as described above.

5. All other terms of sale are noted on the current net price list, which is attached as part of this Agreement.

C.  PRODUCT ORDERING: INVENTORY LEVELS

1. Product will be shipped within eight (8) working days after an order is received.

2.  Whenever possible, product will be ordered in full pallet quantities.

3. Finished goods inventories equal to one months normal usage will be maintained by Dakota Growers on a good-faith basis.

4. It is understood that because of the lead-time required, packaging material inventories equal to four (4) months or more of normal usage may need to be maintained by Dakota Growers.

D.  PROMOTIONAL PAYMENTS, ALLOWANCES, CHAIN REBATES

This is a met price program other than previously agreed upon chain account rebates as follows:

(confidential treatment requested)

Additionally, Dakota Growers agrees to pay JP Foodservice a quarterly (confidential treatment requested) label usage allowance covering Roseli dry pasta sold to (confidential treatment requested).

E.  FIVE YEAR CONTRACT INCENTIVE PROGRAM

(confidential treatment requested)

F.  ENTIRETY AND INTERPRETATION OF AGREEMENT

1. This Agreement contains the entire understanding and all prior negotiations and understandings are superceded and merged into this Agreement.

2. This Agreement shall be construed in accordance with and governed by the laws of the State of North Dakota.

G.  DURATION OF AGREEMENT: EXCLUSIVITY

1. While this Agreement is in effect, JP Foodservice authorizes only Dakota Growers to pack Roseli brand dry pasta products.

2. This Agreement binds both parties through December 31, 2001, unless it is mutually agreed by both parties to terminate or amend it.

3. This Agreement may not be amended or modified orally at any time. However, this Agreement may be amended or modified by a written instrument if mutually agreed and signed by the parties hereto.

4. This Agreement may not be transferred or assigned, or any portion thereof, by JP Foodservice, Inc., without the written consent of Dakota Growers Pasta Company.

Reviewed and accepted by:
DAKOTA GROWERS PASTA COMPANY
/s/ Timothy J. Dodd
Timothy Dodd, President and General Manager

/s/ Gary Mackintosh
Gary Mackintosh, Vice President, Sales & Marketing

Date 3/7/97

Reviewed and accepted by:
JP FOODSERVICE, INC.
/s/ Mark Kaiser
Mark Kaiser, Senior Vice President

/s/ Timothy Lee
Timothy Lee, Vice President, Procurement

Date 3/6/97




Attachment

(confidential treatment requested)

Exhibit 10.14

                           CONSULTING AGREEMENT


THIS CONSULTING AGREEMENT, ("Agreement") is entered into this 15th day of October, 1997, by and among DAKOTA GROWERS PASTA COMPANY, a North Dakota cooperative association, Carrington, North Dakota ("DGPC"), and Peninsula Trading Company, Inc., a California corporation, 719 Yarmouth Road, Suite 203, Palos Verdes Estates, California 90274 ("Peninsula") and acknowledged by its shareholders (confidential treatment requested), all residents of California, (referred herein collectively as "Peninsula shareholders") and is subject to the following terms and conditions:

     1. APPOINTMENT OF PENINSULA; ACCEPTANCE. DGPC appoints Peninsula, and Peninsula accepts such appointment, as a consultant for DGPC in DGPC's dry pasta and pasta sauce business with Costco, whereby Peninsula will perform such services as may be requested by DGPC under the terms and conditions of this Agreement during the term of this Agreement.

     2.  REPRESENTATIONS AND WARRANTIES.  Peninsula represents and warrants that
(a) the shareholders of Peninsula are (confidential treatment requested); (b) Peninsula is a California corporation validly existing and in good standing under the laws of the State of California; (c) that the above named shareholders comprise all of the shareholders of Peninsula; (d) the execution and performance of Peninsula's obligations under the Agreement will not violate any agreement, instrument or organizational documents of Peninsula; (e) it has no knowledge of any proposed termination of Peninsula's account with Costco and it has no reason to believe that Costco would terminate the account merely because of its transfer from Peninsula to DGPC; and (f) Peninsula will not take any action that is contrary or detrimental to Peninsula's performance hereunder, or in anyway adversely affects the DGPC - Costco business relationship; (g) the services to be performed under this Agreement will be performed by certain of the shareholders of Peninsula. The shareholders agree to use their best efforts in performing the duties required of Peninsula hereunder.

     3.  FUNCTIONS AND DUTIES OF CONSULTANT.

     3.1 Peninsula shall work diligently and use its best efforts as DGPC's consultant for the sales and promotion of all DGPC dry pasta products and Zia Briosa (tm) pasta sauce to Costco as requested by DGPC. In performing such tasks as requested by DGPC, Peninsula agrees (a) to comply with all DGPC policies and procedures; (b) to exercise reasonable concern for the financial welfare of DGPC; (c) to introduce DGPC employees to the appropriate pasta purchasing personnel for Costco or its agents and to facilitate the creation and maintenance of a good business relationship by and between those individuals and the respective companies; (d) to periodically review with DGPC its relationship with Costco, and to take whatever reasonable steps are requested by DGPC to maintain and strengthen that relationship; (e) Peninsula will not take any action or make any contact with Costco, Costco personnel, or brokers associated with Costco regarding any dry pasta products or Zia Briosa (tm) pasta sauce without prior approval of DGPC.

     3.2 Peninsula shall have no authority to delegate its obligations hereunder to other entities or individuals.

     3.3 Peninsula agrees it will not act as a broker, agent or consultant in connection with the promotion or sale of any dry pasta products for any pasta manufacturer other than DGPC, or act as broker, agent or consultant in connection with the promotion of any Zia Briosa (tm) pasta sauce products, for five (5) years following the date of this Agreement.

      4. TERMS OF SALE. Prices, terms and conditions of sales shall be determined solely by DGPC and may be changed from time to time. All orders, returns and credits are subject to DGPC's approval. Costco's payments shall be made directly to DGPC.

     5. CONSULTING FEE. Upon execution of this Agreement, DGPC shall pay to Peninsula $(confidential treatment requested) in exchange for Peninsula's development and fostering of a direct business relationship between Costco and DGPC without Peninsula's further involvement as an intermediary-reseller of dry pasta products and Zia Briosa (tm) pasta sauce products. Peninsula shall also be entitled to a consulting fee of $(confidential treatment requested) per month for each month DGPC continues its business relationship with Costco after execution of this Agreement, up to maximum additional payment of $(confidential treatment requested). If DGPC decides to discontinue its business relationship with Costco, Peninsula shall be entitled to the unpaid portion of the $(confidential treatment requested) maximum additional payment. All consulting fees shall be paid no later than ten (10) days following the close of each month's accounting period.

     6. PENINSULA'S LEGAL STATUS AND AUTHORITY. Peninsula will act as DGPC's consultant in connection with DGPC in the sale and marketing of DGPC's dry pasta products and Zia Briosa (tm) pasta sauce to Costco. Peninsula shall only perform such duties as requested by DGPC. It is agreed that Peninsula is an independent contractor and not a DGPC employee. Peninsula shall have no right or power to obligate DGPC in any way or manner, nor represent that it has any right to do so. Peninsula agrees that it is solely responsible for all of the expenses of operating its business, including the entertainment expenses incurred to nurture the business relationships between DGPC and Costco management, and for the payment and collection of all taxes and levies of any and all kinds in connection with Peninsula's business. Expenses incurred for services or acts requested of Peninsula by Costco in order to properly supply and service Costco's purchasing needs shall be considered a selling expense of DGPC.

     7. OBLIGATIONS PRIOR TO AGREEMENT. Peninsula agrees that it is solely responsible for all obligations incurred or committed to by Peninsula prior to the date of this Agreement. Peninsula further guarantees that the settlement of these obligations will not affect its ability to perform under the Agreement, nor impact DGPC's business relationship with Costco.

     8. SURRENDER OF RIGHTS AND CLAIMS. Peninsula agrees to surrender all rights and claims related to past and future sales of any DGPC dry pasta products and Zia Briosa (tm) pasta sauce to Costco, or any other customer, including but not limited to, any agent, distributor or chain operator, domestic or foreign, except as expressly approved by DGPC. Peninsula acknowledges that as of the date of this Agreement it does not have any claim against DGPC arising from the parties' previous business relationship.

     9. TERM. This Agreement shall continue until terminated under any of the following conditions:

     a.  Attainment of maximum consulting fee payment;
     b. Either party may immediately terminate this Agreement upon written notice to the other in the event that such other party breaches any material provision of this Agreement;
     c. DGPC may immediately terminate this Agreement upon written notice if it determines, in its sole judgement, that any action of Peninsula is unlawful or destructive to DGPC's public image or business;
     d. DGPC may immediately terminate this Agreement upon written notice in the event of Peninsula's bankruptcy, insolvency, change of ownership, death or disability of Peninsula's principal owners or any other condition which may affect the ability of Peninsula to perform its duties under this Agreement.

     10.  OBLIGATIONS UPON TERMINATION.  Upon termination of  this Agreement,

Peninsula shall immediately cease any and all activities with respect to the sale of DGPC's dry pasta products and Zia Briosa (tm) pasta sauce products sold to Costco, and shall cease using any information or material regarding DGPC for any purpose whatsoever. Peninsula is entitled to all earned consulting fees through the date of termination. Peninsula agrees to return to DGPC all records and materials relating to its duties and performance under this Agreement, as DGPC may request.

     11. NOTICE. Any written notice given hereunder by either party shall be delivered or sent by certified or registered mail, postage prepaid, addressed as follows:

If to DGPC:

Dakota Growers Pasta Company
ATTN:  Tim Dodd
One Pasta Avenue
P.O. Box 21
Carrington, ND 58421

If to Peninsula:

Mr. Barry Colvin
Peninsula Trading Company, Inc.
P.O. Box 4199
Palos Verdes Estates, CA 90274-9570

     12. GOVERNING LAW; VENUE. It is mutually agreed that this Agreement shall be conclusively deemed to have been executed under and pursuant to the laws of the state of North Dakota and that the laws of said State, and only said State, shall be applied hereunder, and that any causes of action between the parties hereto shall only have jurisdiction and venue in the courts of the state of North Dakota, in and for the County of Foster.

     13. NO ASSIGNMENT. Peninsula may not assign this Agreement in whole or in part without DGPC's prior written consent.

     14.  MISCELLANEOUS.

     14.1 EQUAL BARGAINING POSITION. The parties acknowledge that each is a sophisticated business or business person and is fully capable of understanding the terms of the Agreement. Each party has had the opportunity to seek such business and legal advise as deemed appropriate. Each party has entered into this Agreement voluntarily and freely.

     14.2 MODIFICATION. No change or modification of this Agreement shall be binding upon the parties hereto, unless it shall be in writing and signed by both parties.

     14.3 ENTIRE AGREEMENT. This Agreement constitute the entire Agreement between the parties hereto and supersedes all prior and contemporaneous negotiations, understandings, Agreements, inducements, and conditions of any nature whatsoever with respect to the subject matter hereof.

     14.4 PROVISIONS SEVERABLE. If any provision of this Agreement shall be or shall become illegal or unenforceable, in whole or in part for any reason, the remaining provisions hereof shall nevertheless be deemed valid, binding and subsisting.

     14.5 TITLES NOT TO AFFECT INTERPRETATION. The titles of the sections and subsections in this Agreement are inserted for convenience of reference only, and they neither form a part of this Agreement nor are they to be used in the construction or interpretation thereof.

     14.6 BINDING EFFECT. This Agreement is entered into freely and voluntarily between the parties, and it shall be binding upon and inure to the benefit of the parties hereto, as well as their respective heirs, personal representatives, successors and assigns.

     14.7 INDULGENCES NOT WAIVERS. No indulgences extended by either party to the other party shall be construed as a waiver of any breach on the part of such other party, nor shall any waiver of one breach be construed as a waiver of any rights or remedies with respect to any subsequent breach.


IN WITNESS WHEREOF, the parties hereto have set their hands on the day and year first above written.


DAKOTA GROWERS PASTA COMPANY

By /s/ Tim Dodd

Its President



PENINSULA TRADING COMPANY

By /s/ Barry Colvin

Its President