Form 10-Q
period 1997-10-31
DAKOTA GROWERS PASTA CO
filed 1997-12-08
CIK 1004154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended October 31, 1997

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,086 shares of membership stock, par value $125.00, and 7,356,059 shares of equity stock, par value $2.50, outstanding as of December 7, 1997.

FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                                     October 31,
                                                       1997      July 31,
                                                    (Unaudited)    1997
                                                    ----------- -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $ 2,157     $     5
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $206 and $218 ................................     7,642       8,048
   Accounts receivable from growers ...............     1,138          49
   Other receivables ..............................       270         190
                                                    ----------- -----------
   Total receivables ..............................     9,050       8,292
   Inventories ....................................     9,612       8,700
   Prepaid expenses ...............................     2,096         536
                                                    ----------- -----------
      Total current assets ........................    22,915      17,528

Property and equipment
   In service .....................................    58,322      51,380
   Construction in process ........................       957       5,709
   Accumulated depreciation .......................   ( 9,451)    ( 8,617)
                                                    ----------- -----------
      Net property and equipment ..................    49,828      48,472

Investment in St. Paul Bank for Cooperatives ......     1,804       1,804

Other assets ......................................     1,119         935
                                                    ----------- -----------
      Total assets ................................   $75,666     $68,739
                                                    =========== ===========





















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                                     October 31,
                                                       1997      July 31,
                                                    (Unaudited)    1997
                                                    ----------- -----------
                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $ 3,944     $ 2,634
   Accounts payable ...............................     5,089       3,432
   Excess outstanding checks over cash on deposit .                 2,457
   Accrued grower payments ........................     1,369       1,116
   Dividends payable ..............................     4,745
   Accrued liabilities ............................     1,466       1,560
                                                    ----------- -----------
      Total current liabilities ...................    16,613      11,199

Long-term debt, net of current portion ............    29,407      27,131
                                                    ----------- -----------
      Total liabilities ...........................    46,020      38,330
                                                    ----------- -----------
Redeemable preferred stock:
   Series A, 6%, $100 par value, issued 2,500
     shares at October 31, 1997 and 3,000 shares
     at July 31, 1997 .............................       250         300
   Series B, 2% non-cumulative, $100 par value,
     issued 1,525 shares ..........................       153         153
                                                    ----------- -----------
      Total redeemable preferred stock ............       403         453
                                                    ----------- -----------
Members' investment:
   Membership stock, $125 par value, issued 1,086
     shares at October 31, 1997 and 1,084 shares
     at July 31, 1997 .............................       135         135
   Equity stock, $2.50 par value, issued 7,356,059
     shares at October 31, 1997, and $3.85 par
     value, issued 4,904,034 at July 31, 1997......    18,391      18,881
   Additional paid in capital .....................     4,100       3,610
   Accumulated allocated earnings .................     2,914         413
   Accumulated unallocated earnings ...............     3,703       6,917
                                                    ----------- -----------
      Total members' investment ...................    29,243      29,956
                                                    ----------- -----------
      Total liabilities and members' investment ...   $75,666     $68,739
                                                    =========== ===========








The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Three Months Ended
                                                          October 31,
                                                         (Unaudited)
                                                    -----------------------
                                                       1997        1996
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $2,034 and $1,741 for 1997 and 1996,
   respectively) ..................................   $22,510     $16,872

Cost of product sold ..............................    17,553      15,003
                                                    ----------- -----------
      Gross proceeds ..............................     4,957       1,869

Marketing and general and administrative expenses .       400         305
                                                    ----------- -----------
      Operating proceeds ..........................     4,557       1,564

Other income (expense):
   Interest and other income ......................        36          22
   Interest expense, net ..........................   (   556)    (   313)
                                                    ----------- -----------
Income before income taxes ........................     4,037       1,273

Income taxes expense ..............................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     4,037       1,273
Dividends on preferred stock ......................         5          13
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 4,032     $ 1,260
                                                    =========== ===========
Average equity shares outstanding .................     7,356       4,904

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $   .55     $   .26
                                                    =========== ===========















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Three Months Ended
                                                          October 31,
                                                         (Unaudited)
                                                    -----------------------
                                                       1997        1996
                                                    ----------- -----------
Cash flows from operating activities:
   Net income .....................................   $ 4,037     $ 1,273
   Add (deduct) non-cash items:
     Depreciation and amortization ................       877         593
     Non-cash portion of patronage dividend .......    (   36)     (   48)
     Interest capitalized .........................    (   77)     (   82)
   Changes in assets and liabilities:
     Trade receivables ............................       406      (1,475)
     Accounts receivable from growers .............    (1,089)     (   14)
     Other receivables ............................    (   80)     (   13)
     Inventories ..................................    (  912)     (2,124)
     Prepaid expenses and other assets ............    (1,560)         11
     Accounts payable .............................     1,657         312
     Excess outstanding checks over cash on deposit    (2,457)      3,051
     Grower payables ..............................       253      (  472)
     Other accrued liabilities ....................    (   94)        431
                                                    ----------- -----------
      Net cash from operating activities ..........       925       1,443
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............    (2,113)     (4,412)
   Lease improvements, packaging development and
     purchase of other assets                            (191)
                                                    ----------- -----------
     Net cash used in investing activities ........    (2,304)     (4,412)

Cash flows from financing activities:
   Payments of short-term debt ....................    (2,200)
   Issuance of long-term debt .....................     5,800       1,650
   Payments on long-term debt .....................    (   14)     (    9)
   Preferred stock retired ........................    (   50)     (  100)
   Dividends on preferred stock ...................    (    5)     (   21)
   Membership stock issued (net)...................                     1
                                                    ----------- -----------
      Net cash from financing activities ..........     3,531       1,521
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................     2,152      (1,448)
Cash and cash equivalents, beginning of period ....         5       1,448
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........   $ 2,157     $
                                                    =========== ===========





The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

   NOTE 1. ORGANIZATION - Dakota Growers Pasta Company ("the Company" or "the Cooperative") was formed on December 16, 1991, and commenced operation on January 1, 1994. The Company is organized as a farmers= cooperative for purposes of manufacturing food for human consumption from durum and other grain products.

The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

Net proceeds are allocated to patrons who are members on the basis of their participation in the Cooperative. Equity requirements, as determined by the Board of Directors, may be retained from amounts due to patrons and credited to members= investments in the form of unit retains or undistributed allocated patronage.

The Cooperative reserves the right to acquire any of its stock offered for sale and the right to recall the stock of any stockholder. In the event this right is exercised, the consideration paid for such stock shall be the fair market value at that point in time.

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at October 31, 1997, and for the three month periods ended October 31, 1997 and 1996, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1997, was derived from the Company's audited annual report for 1997. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

   NOTE 3. INVENTORIES - Inventories of $9,612,000 at October 31, 1997, include raw materials of $3,076,000 and finished goods and by-products of $6,536,000. At July 31, 1997, inventories of $8,700,000 included raw materials of $2,804,000 and finished goods and by-products of $5,896,000.

   NOTE 4. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business. For the three months ended October 31, 1997 and 1996, net income allocable to patronage business was $4,091,000 and $1,318,000, respectively, while non-member business experienced losses of $54,000 and $45,000 respectively.

   NOTE 5. EARNINGS AND DIVIDENDS - The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The weighted average number of equity shares was 7,356,059 for the three months ended October 31, 1997, and 4,904,034 for the three months ended October 31, 1996.

In July, 1997 the Board of Directors voted to split the outstanding equity stock on a three for two basis, such split to be effective August 1, 1997. The Board of Directors also voted to adjust the par value per share to $2.50. Each member of record as of that date received three shares of equity stock, par value $2.50, in exchange for each two shares of equity stock owned as of August 1, 1997, par value $3.85. With said stock split, the Company has the above mentioned 7,356,059 shares of equity stock outstanding.

A qualified patronage allocation of $4,745,000, $1.00 per bushel, was authorized by the Board of Directors in October 1997 and distributed in November 1997. Additionally, $2,501,000, $.527 per bushel, was allocated to the members but neither distributed nor qualified for income tax purposes.

A qualified patronage allocation of $1,800,000, $.50 per bushel, was authorized by the Board of Directors and distributed to members in November 1996.

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

The Company has not established any provision for income taxes for the three months ended October 31, 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

   The Company is a North Dakota agricultural cooperative and has 1,086 members at October 31, 1997. Membership in the Company is limited to agricultural producers whose operations are located within the states of North Dakota, Minnesota or Montana. The Company mills durum wheat into semolina, which is sold or used for the manufacture of the Company's pasta products.
The pasta products are then marketed and sold by the Company. The Company also sells by-products of the milling process.

   The Company competes in all segments of the dry pasta market: retail (primarily private label, but also through its branded labels Pasta Growers, Zia Briosa and Pasta Sanita), foodservice (primarily as a private label supplier) and ingredient. The Company's facilities are inspected semi-annually by the American Institute of Baking ("AIB") for sanitation and food safety, and has achieved a "superior" rating, the highest awarded by the AIB.

   Beginning late in fiscal year 1996, the Company began an expansion project which doubled its milling and pasta manufacturing capacities. The Company's second mill became operational in late December 1996. The first of two new pasta lines began operation in May 1997, and the second new pasta production line began operation in October 1997, bringing total annual pasta production capacity to 240 million pounds.

   In July, 1997 the Company entered into agreements to purchase a seventh pasta line, a short goods line with capacity up to 30 million pounds. This line is expected to begin production in June, 1998.

   The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices. Such durum wheat prices are influenced by the quantity of milling quality durum available as well as the export practices of Canada. The Company is able to partially offset this risk through sales agreements which allow for price adjustments with fluctuations in the durum/flour markets.

   The 1997 durum wheat harvest was the fourth smallest in the last 15 years. In anticipation of this, the Company was successful in arranging for the procurement of adequate durum supplies prior to the harvest at favorable rates. This effort had a significant positive impact on the first quarter of fiscal year 1998's results. Subsequent higher durum prices are anticipated for the remainder of the year.

QUARTER ENDED OCTOBER 31, 1997 COMPARED TO QUARTER ENDED OCTOBER 31, 1996

   Net revenues increased by $5.6 million, or 33%, as pasta volume sold increased by 41%.

   Retail sales increased 34% over the same quarter last year and represented 49% of total sales, down from 54% last year. The increase was due to the addition of two new retail customers and one co-pack customer as well as an increase in government bid sales over the same quarter last year. The Company anticipates this segment will increase as a percentage of pasta sales over the year as it continues to add to its customer base and its existing customers continue the growth trends of the last year.

   Foodservice sales represented 35% of the quarter sales compared to 29% last year. Foodservice sales volumes were up 61% with the addition of two significant new accounts and sales growth in several others.

   Ingredient sales increased by 26% for the quarter and remained relatively constant as a percentage of total sales at 16%.

   Overall, revenues were up by approximately $8.1 million due to pasta sales volume increases. Lower average revenue per pound of pasta reduced revenues by almost $1 million.

   In the by-products sales, offsetting a significant increase in semolina sales volumes was a reduction in pricing for semolina sales, which decreased corresponding with the durum price decline. Increased mill feed sales volumes were similarly offset by pricing reductions.

   Cost of product sold was up $2.6 million primarily due to a 37% increase in pasta produced and purchased. The volume change represented $5.6 million of the increase. Pricing on packaging, freight, ingredients and purchased pasta decreased from the same period last year, reducing expense by $1.8 million. The average cost of durum was down $1.19 per bushel from last year, reducing expense by $1.1 million.

   Marketing and general and administrative expenses were up $94,000, predominantly due to increased marketing staffing and activities and increased information technology expenditures.

   Interest expense increased $226,000 due to an $11.6 million increase in average borrowings, the result of borrowing for construction activity, partially offset by a .83% reduction in the average interest rate. The Company capitalized $77,000 of interest to the major expansion projects during the quarter.

   As a result of the above, net income for the quarter was $4,037,000 compared to $1,273,000 last year.



                       LIQUIDITY AND CAPITAL RESOURCES

   Operations generated $925,000 in positive cash flow in the first quarter of fiscal year 1998. This amount reflects reductions in cash flows associated with increased receivables, inventories and prepaid expenses, together with a decrease in payables. The Company's $5.0 million seasonal line of credit is anticipated to be more than adequate to fund its working capital requirements.


   For the three months ended October 31, 1997, purchases of property and equipment totaled $2.1 million. The Company anticipates expending an additional $2.0 million completing the 1997 pasta production expansion projects.

   The Company added $3.6 million in outstanding debt during the quarter, and in late October 1997, locked up a significant portion of its 3 to 7-year debt maturities at interest rates, after anticipated patronage credits, ranging from 7.6% to 7.9%. The Company's construction term loan agreement with the St. Paul Bank for Cooperatives provides $18,000,000 in construction financing for the 1997 expansion projects; $14.5 million is outstanding as of the date of this filing.

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


Date:  December 7, 1997                   /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  December 7, 1997                   /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)





































                                       11
