Form 10-Q
period 1998-01-31
DAKOTA GROWERS PASTA CO
filed 1998-03-18
CIK 1004154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended January 31, 1998

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,087 shares of membership stock, par value $125.00, and 7,356,059 shares of equity stock, par value $2.50, outstanding as of March 13, 1998.

FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                    January 31,
                                                       1998      July 31,
                                                    (Unaudited)    1997
                                                    ----------- -----------
                                                        (000's omitted)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $     5     $     5
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $241,000 and $218,000.........................     9,481       8,048
   Accounts receivable from growers ...............       198          49
   Other receivables ..............................       164         190
                                                    ----------- -----------
   Total receivables ..............................     9,843       8,292
   Inventories ....................................    15,370       8,700
   Prepaid expenses ...............................     2,734         536
                                                    ----------- -----------
      Total current assets ........................    27,952      17,528

Property and equipment
   In service .....................................    60,053      51,380
   Construction in process ........................       933       5,709
   Accumulated depreciation .......................   (10,401)    ( 8,617)
                                                    ----------- -----------
      Net property and equipment ..................    50,585      48,472

Investment in St. Paul Bank for Cooperatives ......     1,804       1,804

Other assets ......................................     1,152         935
                                                    ----------- -----------
      Total assets ................................   $81,493     $68,739
                                                    =========== ===========






















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                                 BALANCE SHEETS

                                                    January 31,
                                                       1998      July 31,
                                                    (Unaudited)    1997
                                                    ----------- -----------
                                                        (000's omitted)
                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $ 8,295     $ 2,634
   Accounts payable ...............................     4,817       3,432
   Excess outstanding checks over cash on deposit .     3,343       2,457
   Accrued grower payments ........................       999       1,116
   Dividends payable ..............................
   Accrued liabilities ............................     1,218       1,560
                                                    ----------- -----------
      Total current liabilities ...................    18,672      11,199

Long-term debt, net of current portion ............    30,878      27,131
                                                    ----------- -----------
      Total liabilities ...........................    49,550      38,330
                                                    ----------- -----------
Redeemable preferred stock:
   Series A, 6%, $100 par value, issued 2,000
     shares at January 31, 1998 and 3,000 shares
     at July 31, 1997 .............................       200         300
   Series B, 2% non-cumulative, $100 par value,
     issued 1,525 shares ..........................       153         153
                                                    ----------- -----------
      Total redeemable preferred stock ............       353         453
                                                    ----------- -----------
Members' investment:
   Membership stock, $125 par value, issued 1,087
     shares at January 31, 1998 and 1,084 shares
     at July 31, 1997 .............................       136         135
   Equity stock, $2.50 par value, issued 7,356,059
     shares at January 31, 1998, and $3.85 par
     value, issued 4,904,034 at July 31, 1997 .....    18,391      18,881
   Additional paid in capital .....................     4,100       3,610
   Accumulated allocated earnings .................     2,914         413
   Accumulated unallocated earnings ...............     6,049       6,917
                                                    ----------- -----------
      Total members' investment ...................    31,590      29,956
                                                    ----------- -----------
      Total liabilities and members' investment ...   $81,493     $68,739
                                                    =========== ===========









The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                         January 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $2,332,000 and $1,752,000 for 1998 and 1997,
   respectively) ..................................   $27,604     $15,985

Cost of product sold ..............................    23,567      13,152
                                                    ----------- -----------
      Gross proceeds ..............................     4,037       2,833

Marketing and general and administrative expenses .     1,062         473
                                                    ----------- -----------
      Operating proceeds ..........................     2,975       2,360

Other income (expense):
   Interest and other income ......................        16           6
   Interest expense, net ..........................   (   641)    (   356)
                                                    ----------- -----------
Income before income taxes ........................     2,350       2,010

Income taxes expense ..............................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     2,350       2,010
Dividends on preferred stock ......................         3           6
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 2,347     $ 2,004
                                                    =========== ===========
Average equity shares outstanding .................     7,356       4,904

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $   .32     $   .41
                                                    =========== ===========















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF OPERATIONS

                                                      Six Months Ended
                                                         January 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $4,366,000 and $3,422,000 for 1998 and 1997,
   respectively) ..................................   $50,114     $32,857

Cost of product sold ..............................    41,120      28,155
                                                    ----------- -----------
      Gross proceeds ..............................     8,994       4,702

Marketing and general and administrative expenses .     1,462         778
                                                    ----------- -----------
      Operating proceeds ..........................     7,532       3,924

Other income (expense):
   Interest and other income ......................        52          28
   Interest expense, net ..........................   ( 1,197)    (   669)
                                                    ----------- -----------
Income before income taxes ........................     6,387       3,283

Income tax expense ................................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     6,387       3,283
Dividends on preferred stock ......................         8          19
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 6,379     $ 3,264
                                                    =========== ===========
Average equity shares outstanding .................     7,356       4,904

Earnings from patronage and non-patronage
   business per average equity share outstanding...   $   .87     $   .67
                                                    =========== ===========















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                            STATEMENTS OF CASH FLOWS

<CAPTION.
                                                      Six Months Ended
                                                         January 31,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Cash flows from operating activities:
   Net income .....................................   $ 6,387     $ 3,283
   Add (deduct) non-cash items:
     Depreciation and amortization ................     1,886       1,248
     Non-cash portion of patronage dividend .......    (  128)     (  102)
     Interest capitalized .........................    (   92)     (  163)
   Changes in assets and liabilities:
     Trade receivables ............................    (1,433)     (1,497)
     Accounts receivable from growers .............    (  149)     (   81)
     Other receivables ............................        26      (   36)
     Inventories ..................................    (6,670)     (2,300)
     Prepaid expenses and other assets ............    (2,198)     (   48)
     Accounts payable .............................     1,385      (    4)
     Excess outstanding checks over cash on deposit       886       1,763
     Grower payables ..............................    (  117)     (1,079)
     Other accrued liabilities ....................    (  342)        366
                                                    ----------- -----------
      Net cash from (used in) operating activities     (  559)      1,446
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............    (3,805)     (6,772)
   Lease improvements, packaging development and
     purchase of other assets .....................    (  191)
                                                    ---------- -----------
     Net cash used in investing activities ........    (3,996)     (6,772)

Cash flows from financing activities:
   Net issuance of short-term debt ................     2,935       1,105
   Issuance of long-term debt .....................     6,500       4,770
   Payments on long-term debt .....................    (   27)     (   21)
   Preferred stock retired ........................    (  100)     (  150)
   Dividends on preferred stock ...................    (    8)     (   27)
   Membership stock issued (net)...................                     1
   Patronage distributions ........................    (4,745)     (1,800)
                                                    ----------- -----------
      Net cash from financing activities ..........     4,555       3,878
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................                (1,448)
Cash and cash equivalents, beginning of period ....         5       1,448
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........   $     5     $
                                                    =========== ===========




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

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at January 31, 1998, and for the six and three month periods ended January 31, 1998 and 1997, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1997, was derived from the Company's audited annual report for 1997. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

   NOTE 3. INVENTORIES - Inventories of $15,370,000 at January 31, 1998, include raw materials of $3,556,000 and finished goods and by-products $11,814,000. At July 31, 1997, inventories of $8,700,000 included raw materials of $2,804,000 and finished goods and by-products of $5,896,000.

   NOTE 4. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business. For the six months ended January 31, 1998, net income allocable to patronage business was $6,790,000 compared to $3,523,000 for the comparable period in 1997, while non-member business experienced losses of $403,000 and $240,000 respectively. For the three months ended January 31, 1998 and 1997, net income allocable to patronage business was $2,699,000 and $2,205,000, respectively.

   NOTE 5. EARNINGS AND DIVIDENDS - The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The weighted average number of equity shares was 7,356,059 for the six and three months ended January 31, 1998, following the three for two equity stock split effective August 1, 1997, and 4,904,034 for the six and three months ended January 31, 1997.

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

The Company has not established any provision for income taxes for the six months ended January 31, 1998.

   NOTE 7. SUBSEQUENT EVENT - On February 23, 1998, Dakota Growers Pasta Company acquired 100% of the outstanding stock of Primo Piatto, Inc. (Primo), a Minnesota-based pasta manufacturer, for cash and convertible preferred stock. Primo's physical assets consist of two pasta production facilities and a distribution center located in the Minneapolis, Minnesota metropolitan area. Primo produces a range of pasta products for distribution under a variety of retail private labels.

The shares of Primo were acquired for an aggregate consideration consisting of a cash payment of $11,000,000 and the issuance of 30,000 shares of Dakota Growers convertible preferred stock. The acquisition was funded by a loan from the St. Paul Bank for Cooperatives, in a total amount of approximately $29,000,000. In addition to use of the proceeds of that loan to pay the cash consideration mentioned above, Dakota Growers used approximately $14,000,000 to refinance certain debt arrangements to which Primo was a party. The remaining portion of the loan proceeds was used for other Company purposes, including capital expenditures at the original pasta production plant in Carrington, North Dakota. The loan arrangement carries quarterly debt payment and a seven year repayment term. The interest rate on the loan is variable but may be fixed by Dakota Growers in its discretion; the interest rate is currently 8.14% per annum.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

   The Company is a North Dakota agricultural cooperative and has 1,087 members at January 31, 1998. Membership in the Company is limited to agricultural producers whose operations are located within the states of North Dakota, Minnesota or Montana. The Company mills durum wheat into semolina, which is sold or used for the manufacture of the Company's pasta products.
The pasta products are then marketed and sold by the Company. The Company also sells by-products of the milling process.

   An expansion project began in fiscal year 1996, resulting in increasing total annual pasta production capacity to 240 million pounds. The Company's second mill became operational in late December 1996. Two new production lines began operation in May 1997 and October 1997.

   In July, 1997, the Company entered into agreement to purchase a seventh pasta line, a short goods line, with capacity up to 30 million pounds. This line is expected to begin production in June, 1998.

   The cost of durum, ingredients, packaging and freight constitute a major portion of the cost of product sold. These costs will increase or decrease with changes in sales volumes. The cost of production is also significantly impacted by changes in durum wheat prices.

QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

   Revenues increased by $11,619,000, as total pasta volume sold increased by 43%.

   Most of the pasta increase was experienced in the retail segment. Sales in this segment, which increased by 42%, represented 54% of pasta sales for the quarter. The increase was primarily due to the roll out of six significant new private label programs, and one co-pack customer. The Company also experienced increasing sales in government bid sales. While pricing in the retail segment remains competitive, the average sales price decreased slightly from last year.

   The ingredient segment experienced a 21% increase in pasta volumes, while the foodservice segment increased 43% from the same quarter last year. The increase in the ingredient segment was predominantly driven by expanding sales to one customer which was in the roll out phase last year. The foodservice sales increase can be attributed to two significant new accounts and sales growth in several others including government bid sales.

   Semolina sales volumes declined as the Company used a greater percentage of its mill capacity for its internal pasta manufacturing.

   Cost of product sold was up $10,415,000. The volume increase in pasta produced and purchased represented $9.0 million of the increase. Price decreases for packaging and freight reduced the cost of product sold by $456,000 while ingredient and warehouse cost rose by $333,000. The average cost of durum for the quarter increased $.35 per bushel from last year, increasing expense by $338,000.

   Marketing and general and administrative expenses increased $589,000 due to increased marketing costs and administrative personnel changes.

   Interest expense increased $318,000 due to a $16.2 million increase in average borrowings, the result of the borrowings to complete the 1996 production expansion program. The Company capitalized $81,000 of interest to the major expansion projects during the quarter.

   As a result of the above, net income for the quarter was $2,350,000 compared to $2,010,000 last year.


SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

   Revenues increased by $17,257,000, as total pasta volume sold increased by 42%. Sales in the retail pasta segment increased 32%, while ingredient sales rose 24% and foodservice sales increased 53%. The retail increase was due to the addition of six significant new retail programs and one new co-pack customer as well as an increase in government bid sales over the same period last year. Volumes for most existing private label programs increased as well. Retail sales continue to make up over 50% of total pasta sales, at 52% for the period compared to 54% last year.

   Most of the increase in ingredient sales continued to be to one significant customer added last year, but sales to most large ingredient customers also rose over last year. Foodservice sales increased to 33% of pasta sales compared to 29% for the period last year. The increase is attributed to the addition of two new significant accounts and growth in several others, including increased government sales for the period.

   For the year, mill feed and second clear flour prices have decreased, while average semolina prices are up. Sales volumes in all by-product areas have increased significantly, with overall sales volumes more than doubling.

   Cost of product sold was up $12,965,000. The increased volume in pasta produced and purchased accounted for $14.1 million of the increase. Price decreases for packaging, ingredients and freight reduced expense by $1.6 million. The year to date average cost of durum is increasing but remains less than last year, reducing expenses by $739,000.

   Marketing and general and administrative expenses increased $684,000, primarily due to increased marketing costs. The Company has also added administration personnel as a result of the increased sales volume.

   Interest expense increased $640,000 due to a $12.3 million increase in average borrowings. Average interest rates increased .86% from last year. The Company has capitalized $92,000 of interest to the major expansion projects this year.

   As a result of the above, net income increased $3.1 million, more than doubling from $3,283,000 last year to $6,387,000 for the six months ended January 31, 1998.

                       LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations was negative as the Company significantly increased inventory with the roll out of new private label programs. In addition to the new programs, the Company has increased its inventories for its existing customers to maintain service levels during the new roll outs. The Company's seasonal line of credit was increased by the St. Paul Bank of

Cooperatives to $11,000,000 in January 1998; this is anticipated to be more than adequate to fund working capital increases.

   For the six months ended January 31, 1998, purchases of property and equipment totaled $3.9 million. The Company's construction loan with the St. Paul Bank for Cooperatives provides $18,000,000 in construction financing for expansion projects, of which $15.8 million is outstanding as of January 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

	  EXHIBIT
          NO.                        DESCRIPTION
        -------                      -----------
          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

   (b)  Reports on Form 8-K

        ACQUISITION OF PRIMO PIATTO, INC. - On February 23, 1998, Dakota Growers Pasta Company acquired 100% of the outstanding stock of Primo Piatto, Inc., a Minnesota-based pasta manufacturer, for cash and convertible preferred stock. The Form 8-K detailing this transaction and the related debt financing was submitted electronically to the Securities and Exchange Commission on March 10, 1998.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          Dakota Growers Pasta Company

Date:  March 17, 1998                     /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  March 17, 1998                     /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)