Form 10-Q
period 1998-04-30
DAKOTA GROWERS PASTA CO
filed 1998-06-08
CIK 1004154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended April 30, 1998

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,096 shares of membership stock, par value $125.00, and 7,356,059 shares of equity stock, par value $2.50, outstanding as of June 5, 1998.









FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                           April 30,
                                                       1998      July 31,
                                                    (Unaudited)    1997
                                                    ----------- -----------
                                                        (000's omitted)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $    72     $     5
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $119,000 and $218,000.........................    11,656       8,048
   Accounts receivable from growers ...............       254          49
   Other receivables ..............................       475         190
                                                    ----------- -----------
   Total receivables ..............................    12.385       8,287
   Inventories ....................................    22,016       8,700
   Prepaid expenses ...............................     3,350         536
                                                    ----------- -----------
      Total current assets ........................    37,823      17,528
Property and equipment
   In service .....................................    83,583      51,380
   Construction in process ........................     2,748       5,709
   Accumulated depreciation .......................   (12,113)    ( 8,617)
                                                    ----------- -----------
      Net property and equipment ..................    74,218      48,472

Investment in St. Paul Bank for Cooperatives ......     2,086       1,804

Other assets ......................................     1,470         935
                                                    ---------- -----------
      Total assets ................................  $115,597     $68,739
                                                    =========== ===========



















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                           April 30,
                                                       1998      July 31,
                                                    (Unaudited)    1997
                                                    ----------- -----------
                                                        (000's omitted)

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $14,979     $ 2,634
   Accounts payable ...............................     6,146       3,432
   Excess outstanding checks over cash on deposit .        92       2,457
   Accrued grower payments ........................     1,895       1,116
   Accrued liabilities ............................     2,552       1,560
                                                    ----------- -----------
      Total current liabilities ...................    25,664      11,199

Long-term debt, net of current portion ............    52,983      27,131
Other long-term liabilities .......................        88
                                                    ----------- -----------
      Total liabilities ...........................    78,735      38,330
                                                    ----------- -----------
Preferred stock:
   Redeemable preferred stock:
     Series A, 6%, $100 par value, issued 1,500
       shares at April 30, 1998 and 3,000 shares
       at July 31, 1997 ...........................       150         300
     Series B, 2% non-cumulative, $100 par value,
       issued 1,525 shares ........................       153         153
   Convertible preferred stock:
     Series D, convertible preferred stock, 6%
       non-cumulative, $100 par value,
       issued 23,038 shares .......................     2,304
                                                    ----------- -----------
      Total preferred stock .......................     2,607         453
                                                    ----------- -----------
Members' investment:
   Membership stock, $125 par value, issued 1,096
     shares at April 30, 1998 and 1,084 shares
     at July 31, 1997 .............................       137         135
   Equity stock, $2.50 par value, issued 7,356,059
     shares at April 30, 1998, and $3.85 par value,
     issued 4,904,034 at July 31, 1997.............    18,391      18,881
   Additional paid in capital .....................     4,100       3,610
   Accumulated allocated earnings .................     2,914         413
   Accumulated unallocated earnings ...............     8,713       6,917
                                                    ----------- -----------
      Total members' investment ...................    34,255      29,956
                                                    ----------- -----------
      Total liabilities and members' investment ...  $115,597     $68,739
                                                    =========== ===========





The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $3,837,000 and $2,028,000 for 1998 and 1997,
   respectively) ..................................   $33,775     $17,018

Cost of product sold ..............................    29,134      13,836
                                                    ----------- -----------
      Gross proceeds ..............................     4,641       3,182

Marketing and general and administrative expenses .     1,012         591
                                                    ----------- -----------
      Operating proceeds ..........................     3,629       2,591

Other income (expense):
   Interest and other income ......................         4           3
   Interest expense, net ..........................   (   967)    (   690)
                                                    ----------- -----------
Income before income taxes ........................     2,666       2,001

Income taxes expense ..............................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     2,666       2,001
Dividends on preferred stock ......................         3           6
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 2,663     $ 1,995
                                                    =========== ===========
Average equity shares outstanding .................     7,356       7,356

Earnings from patronage and non-patronage business per average equity share outstanding:

   Basic ..........................................   $   .36     $   .27
                                                    =========== ===========
   Fully Diluted ..................................   $   .35     $   .27
                                                    =========== ===========













The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Net revenues (net of discounts and allowances of
   $8,203,000 and $5,450,000 for 1998 and 1997,
   respectively) ..................................   $83,889     $49,875

Cost of product sold ..............................    70,254      41,991
                                                    ----------- -----------
      Gross proceeds ..............................    13,635       7,884

Marketing and general and administrative expenses .     2,474       1,369
                                                    ----------- -----------
      Operating proceeds ..........................    11,161       6,515

Other income (expense):
   Interest and other income ......................        56          31
   Interest expense, net ..........................   ( 2,164)    ( 1,522)
                                                    ----------- -----------
Income before income taxes ........................     9,053       5,284

Income tax expense ................................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     9,053       5,284
Dividends on preferred stock ......................        11          25
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 9,042     $ 5,259
                                                    =========== ===========
Average equity shares outstanding .................     7,356       7,356

Earnings from patronage and non-patronage business per average equity share outstanding:

   Basic ..........................................   $  1.23     $   .71
                                                    =========== ===========
   Fully Diluted ..................................   $  1.21     $   .71
                                                    =========== ===========













The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Cash flows from operating activities:
   Net Income .....................................  $  9,053    $  5,284
   Add (deduct) non-cash items:
     Depreciation and amortization ................     3,262       1,933
     Non-cash portion of patronage dividend .......   (   289)    (    14)
     Interest capitalized .........................   (   122)    (   260)
   Changes in assets and liabilities:
     Trade receivables ............................   (   242)    ( 2,107)
     Accounts receivable from growers .............   (   205)         28
     Other receivables ............................       122     (    10)
     Inventories ..................................   (10,543)    ( 2,216)
     Prepaid expenses and other assets ............   ( 2,513)         92
     Accounts payable .............................   ( 1,015)      1,531
     Excess outstanding checks over cash on deposit   ( 2,366)        268
     Grower payables ..............................       779     ( 1,437)
     Dividends payable and other accrued liabilities  (   687)        723
     Other liabilities ............................                    75
                                                    ----------- -----------
      Net cash from (used in) operating activities    ( 4,766)      3,890
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............   ( 5,835)    (12,257)
   Acquisition of Primo Piatto net of cash acquired   ( 8,011)
   Lease improvements, packaging development and
     purchase of other assets .....................   (   757)
                                                    ----------- -----------
     Net cash used in investing activities.........   (14,603)

Cash flows from financing activities:
   Net issuance of short-term debt ................     7,974
   Issuance of long-term debt .....................    17,677       8,950
   Payments on long-term debt .....................   ( 1,311)    (    55)
   Preferred stock retired ........................   (   150)    (   150)
   Dividends on preferred stock ...................   (    11)    (    27)
   Membership stock issued (net)...................         2           1
   Patronage distributions ........................   ( 4,745)    ( 1,800)
                                                    ----------- -----------
      Net cash from financing activities ..........    19,436       6,919
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................        67     ( 1,448)
Cash and cash equivalents, beginning of period ....         5       1,448
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........  $     72    $
                                                    =========== ===========




The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Non-cash investing and financing activities:
  Acquisition of Primo Piatto, Inc.
     Working capital other than cash ..............            $    1,439
     Property and equipment, net ..................                22,821
     Other long-term liabilities ..................               (    88)
     Long-term debt assumed .......................               (13,857)
     Preferred stock issued .......................               ( 2,304)
                                                               ------------
     Cash paid to acquire Primo Piatto, Inc. ......            $    8,011
                                                               ============












































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

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at April 30, 1998, and for the nine and three month periods ended April 30, 1998 and 1997, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1997, was derived from the Company's audited annual report for 1997. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

The financial information included herein as of April 30, 1998 and for the none and three month periods ended April 30, 1998 includes the consolidated balances and results of operations of Dakota Growers and its wholly-owned subsidiary, which was acquired on February 23, 1998 and disclosed in NOTE 3. The Company has eliminated intercompany balances, and intercompany sales and purchases, from the consolidated balances and results.

   NOTE 3. ACQUISITION - On February 23, 1998, Dakota Growers Pasta Company acquired 100% of the outstanding stock of Primo Piatto, Inc., a Minnesota-based pasta manufacturer, for cash and convertible preferred stock. Primo's physical assets consist of two pasta production facilities and a distribution center located in the Minneapolis, Minnesota metropolitan area. PJrimo produces a range of pasta products for distribution under a variety of retail private labels. The Company has acounted for this acquisition by the purchase method. The statements of operation for the periods ended April 30, 1998, contain the operating results of Primo for the period February 23, 1998 through April 30, 1998.

The shares of Primo were acquired for an aggregate consideration consisting to a cash payment of $11,000,000, the issuance of 23,038 shares of Dakota Growers' convertible preferred stock and the assumption of $13,857,000 of Primo's debt. Of the shares of convertible preferred stock, 4,724 will be held in escrow pending the resolution of certain outstanding issues.

   NOTE 4. INVENTORIES - Inventories of $22,016,000 at April 30, 1998, include raw materials of $3,929,000 and finished goods and by-products of $18,087,000. At July 31, 1997, inventories of $8,700,000 included raw materials of $2,804,000 and finished goods and by-products of $5,896,000.

   NOTE 5. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-


members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business. For the nine months ended April 30, 1998, net income allocable to patronage business was $5,433,000 compared to $5,433,000 for the comparable period in fiscal year 1997. For the three months ended April 30, 1998 and 1997, net income allocable to patronage business was $1,910,000 and $1,910,000, respectively.

   NOTE 6. EARNINGS AND DIVIDENDS - The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share).
For presentation purposes, it has calculated basic net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The Company has reflected the effect of a three for two stock split effective August 1, 1997 as if it were in effect during the three and nine month periods ended April 30, 1997.

The Company has outstanding convertible preferred stock and stock options for convertible preferred stock. Fully diluted earnings per share have been calculated for the assumed conversion of these dilutive securities. Because the Company's stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.





                                                     Three Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Cash flows from operating activities:
   Weighted Average Basis Shares...................     7,357       7,356
   Fully diluted Average Shares ...................     7,620       7,411



                                                     Nine Months Ended
                                                          April 30,
                                                         (Unaudited)
                                                    -----------------------
                                                        (000's omitted)
                                                       1998        1997
                                                    ----------- -----------
Cash flows from operating activities:
   Weighted Average Basic Shares ..................     7,356       7,356
   Fully diluted Average Shares ...................     7,485       7,374




A qualified patronage allocation of $4,745,000, $1.00 per bushel, was authorized by the Board of Directors in October 1997 and distributed in November 1997. Additionally, $2,501,000, $.527 per bushel, was allocated to the members but neither distributed nor qualified for income tax purposes.
A qualified patronage allocation of $1,800,000, $0.50 per bushel, was authorized by the Board of Directors in October 1996 and was distributed in November 1996. Additonally, $413,000, $0.115 per bushel, was allocated to the members but not distributed or qualified for income tax purposes.

   NOTE 7. INCOME TAXES - The Company is a non-exempt cooperative as defined by Section 1381 (a)(2) of the Internal Revenue Code. Accordingly, net margins from business transacted with member patrons which are allocated, qualified and paid as prescribed in Section 1382 of the code will be taxable to the members and not to the Company. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income tax rates. Cooperative organizations have 8 1/2 months after their fiscal year-end to make such allocations in the form of written notices of allocation or cash.

The Company has not established any provision for income taxes for the nine months ended April 30, 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

   The Company is a North Dakota agricultural cooperative and has 1,096 members at April 30, 1998. Membership in the Company is limited to agricultural producers whose operations are located within the states of North Dakota, Minnesota or Montana. The Company mills durum wheat into semolina, which is sold or used for the manufacture of the Company's pasta products.
The pasta products are then marketed and sold by the Company. The Company also sells by-products of the milling process.

   An expansion project began in fiscal year 1996, resulting in increasing total annual pasta production capacity to 240 million pounds. The Company's second mill became operational in late December 1996. Two new production lines began operation in May 1997 and October 1997.

   In July, 1997, the Company entered into agreement to purchase a seventh pasta line, a short goods line, with capacity up to 30 million pounds. This line is expected to begin production in July, 1998.

   In February, 1998, the Company acquired Primo Piatto. Primo Piatto's pasta manufacturing facilities, located in the Minneapolis, Minnesota, metropolitan area, consist of two pasta production facilities and a distribution center. The larger of the two production facilities contains 6 production lines and is capable of producing approximately 170 million pounds of pasta per year. The smaller production facility contains 4 production lines and is capable of producing approximately 30 million pounds of pasta per year. The distribution center is a 100,000 square foot facility. The Company intends to operate the newly acquired facilities as part of its own business of producing for private label distribution.

   In addition to the additional production capacity, Primo's facilities add efficiencies and result in cost savings for production, warehousing and distribution. At the same time, it will allow greater control of pasta inventories while maintaining service levels for existing customers.

   The Company is presently entering into agreements to further expand its Carrington mill facilities. A 500 metric ton flour mill will be completed by February 1999 to meet the need for semolina at the Carrington and Primo facilities.

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

QUARTER ENDED APRIL 30, 1998 COMPARED TO QUARTER ENDED APRIL 30, 1997

   Revenues increased by $16,757,000, as total pasta sold increased by 94%.

   Most of the pasta increase was experienced in the retail segment, but increases were also experienced in the foodservice and ingredient sectors. Sales in the retail segment, which more than doubled, represented 65% of pasta sales for the quarter. The increase was primarily due to sales to customers of Primo Piatto, which was acquired in February, as well as continued growth in sales to the Company's existing customers. While competetion from domestic and imported pasta remains strong, roll out of six significant new private label programs continued to increase sales.

   The ingredient segment experienced a 33 % increase in pasta volumes, while the foodservice segment increased 32% from the same quarter last year. The increase in the ingredient segment was mainly driven by expanding sales to one customer which was in the roll out phase last year. The foodservice sales increase is attributed to two significant new accounts and continued growth in several others.

   In the by-products segment, the Company continues to use a greater percentage of its mill capacity for its internal pasta manufacturing and is supplying semolina to Primo. Semolina sales prices have increased from last year as the cost of durum has increased. Mill feed sales volume has nearly doubled, but sales price dropped significantly.

   Cost of product sold was up $15.3 million, primarily due to a 67% increase in pasta produced and purchased. The volume change represented $9.7 million of the increase. Price decreases for freight reduced the cost of product sold while increases for ingredients (egg) and packaging and warehousing rose by $922,000. The average cost of durum for the quarter increased $1.18 per bushel from last year, increasing expense by $1,445,000.

   Marketing and general and administrative expenses were up $421,000, due to increased marketing costs and administrative personnel changes.

   Interest expense increased $318,000 due to a $27.8 million increase in average borrowings, the result of borrowing to complete the producton expansion program and the acquisition of Primo. The Company capitalized $41,000 of interest to the major expansion projects during the quarter.

   As a result of the above, net income for the quarter was $2,666,000 compared to $2,001,000 last year.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

   Revenues increased by $34.0 million, as total pasta volume sold increased by 61%. Sales in the retail pasta segment increased 88% over last year, while ingredient sales rose 29% and foodservice sales increased 52%. The retail increase was primarily due to the addition of six significant new private label programs and an increase in government bid sales over the same period last year as well as the sales to Primo's retail and co-pack customers. Volumes for most existing private label programs increased as well.
Retail sales now make up 57% of total pasta sales compared to 50% last year.

   The roll out of one new significant ingredient customer had a major impact on ingredient volumes, but sales to several other ingredient customers also rose over last year. The increase in foodservice sales is attributed to the addition of two new significant accounts and growth in several others.

   For the year, mill feed and second clear flour prices have decreased, while average semolina prices are up. Sales volumes have increased in all by-product areas as durum grind has increased.

   Cost of product sold was up $28.3 million. The increase in pasta volumes produced and purchased accounted for $24.1 million of the increase. Price decreases for packaging and freight reduced expense by $1.4 million, offset by nearly equal increases in ingredient and warehouse costs. The year to date average cost of durum is $.19 higher than last year increasing expense by $583,000.

   Marketing and general and administrative expenses increased $1,105,000, primarily due to increased marketing costs and the addition of administrative personnel as a result to the increased sales volume and the acquisition of Primo. As a percentage of net revenues, marketing and general and administrative expenses are up slightly, from 2.7% for the nine months ended April 30, 1997 to 2.9% for the same period in 1998.

   Interest expense increased $760,000 due to a $14.7 million increase in average borrowings, the result of the production expansion project and the acquisition of Primo. Average interest rates have decreased from last year. The Company has capitalized $122,000 of interest to the major expansion projects this year.

   As a result of the above, net income increased $3.8 million, increasing from $5,284,000 last year to $9,053,000 for the nine months ended April 30, 1998. The Company anticipates continued growth as it markets the additional capacity available through the acquisition of Primo and continued improvements in production efficiencies with the additional pasta production lines.

                       LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations, before changes in inventories, was $5.8 million for the nine months ended April 30, 1998 compared to $6.1 million for the same period in 1997. During the nine months ended April 30, 1998, the Company increased its inventories by $10.5 million. This increase is attributed to an effort by the Company to guarantee order fill of its customers, the inventory associated with the roll out of new private label programs and preparing for scheduled promotional activities. The Company's seasonal line of credit was increased by the St. Paul Bank for Cooperatives to $11 million in January 1998.

   In Februry 1998, the Company acquired Pimo Piatto for cash, preferred stock and the assumption of debt. In July 1998, the Company anticipates the completion of the seventh pasta production line at its Carrington facilities. These additions, together with the completion of the sixth pasta production line in Carrington in October 1997, bring the Company's total production capability to 470 million pounds annually.

   In April 1998, the Company's Board of Directors authorized the construction of a third mill. Upon completion, the Company will have milling capacity in excess of 13 million bushels per year.

   These construction projects have commitments totaling $16 million, of which $2.3 million has been expended as of April 30, 1998. The Company feels it has adequate internal and external resources to meet these capital requirements.

   In April 1998, the Company signed an agreement with SPP Hambro & Co., LLC and St. Paul Bank to act as financial advisors in arranging a direct placement of $30,000,000 senior notes. This transaction is anticipated to be completed in July 1998. The proceeds will be used to refinance existing debt.






                                 Part II


Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Members' Meeting was held January 10, 1998. At Annual District Meetings held in December 1997, Mr. Jeffrey O. Topp, Mr. Eugene J. Nicholas and Mr. Roger A. Kenner were reelected to their positions as members of the Company's Board of Directors.

   The terms of office of the remaining members of the board of Directors continue for the terms for which they were elected in prior years as follows:
Mr. Allyn K. Hart, Mr. Michael E. Warner and Mr. Curtis R. Trulson - one year remaining; Mr. John S. Dalrymple III, Mr. James F. Link and Mr. John D. Rice Jr. - two years remaining.

   At the Annual Members' Meeting, by a vote of 222 in favor and 11 opposed, the members approved a Key Employee "Incentive Stock Option" Plan as defined in Exhibit No. 10.1.

Item 6.  Exhibits and Reports on Form 10-Q

   (a)  Exhibits

        EXHIBIT
          NO.                        DESCRIPTION
        -------                      -----------
          10.1   Incentive Stock Option Plan effective January 31, 1997.

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

Date:  June 5, 1998                       /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  June 5, 1998                       /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)

Exhibit 10.1

  DAKOTA GROWERS PASTA COMPANY

INCENTIVE STOCK OPTION PLAN

   This Plan, executed this 31st day of January, 1997, but effective for all purposes as of January 31, 1997, by Dakota Growers Pasta Company, a North Dakota Cooperative, ("Cooperative").

RECITALS

   1. The Cooperative believes it is the best interests of the Cooperative to establish the Plan for the purpose of providing certain benefits for the participants described hereunder;

   2. The Cooperative wishes to offer an inducement to such participants to remain as Employees in the form of additional compensation for services which they rendered or will hereafter render; and,

   3. The duly authorized Compensation Committee of the Cooperatives's Board of Directors agreed to and approved of this Plan at a duly constituted meeting in January, 1997, with such Plan to become effective on January 31, 1997.

DEFINITIONS

   For purposes of this Plan:

   1. "Cooperative" shall mean Dakota Growers Pasta Company, an North Dakota cooperative.

   2. "Employees" shall mean the employees of the Cooperative who are eligible for participation under the Plan.

   3. "Equity Stock" shall mean the equity stock of the Cooperative, which requires the holder of Equity Stock to be a member in the Cooperative and to satisfy all qualifications for membership as set forth in the Cooperative's Bylaws and Growers Agreement.

   4. "Plan" shall mean this Incentive Stock Option Plan as adopted by the Cooperative.

   5. "Preferred Stock" shall mean the convertible preferred stock of the Cooperative to be issued to the Employees pursuant to the terms of this Plan.

ARTICLE I

QUALIFICATION FOR BENEFITS

   1.   Tax Restrictions.  Under this Plan:

   a. Options are to be granted only to employees for a reason connected with their employment who:

       (1) At all times during the period beginning on the date of the granting of the option and ending on the day three (3) months before the date of such exercise, were Employees of either the Cooperative, or, a parent or subsidiary of Cooperative. In the case of an Employee who is disabled (within the meaning of Section 105(d)(4) of the Internal Revenue
    Code), the three-month period will be one (1) year.


       (2) Do not own stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of this Cooperative or of its parent or subsidiary cooperative. This provision shall not apply if at the time such option is granted the option price is at least one hundred ten percent (110%) of the fair market value of the stock subject to the option, and such option by its terms is not exercisable after the expiration of five (5) years from the date such option is granted.

   b.   Options granted under this Plan:

       (1) Shall allow the issuance of not more the fifteen thousand (15,000) shares of the Preferred Stock of the Cooperative.

       (2) Shall be granted within ten (10) years from the date this Plan is adopted, or the date this Plan is approved by the stockholders of the Cooperative, whichever is earlier.

       (3) Shall not be exercisable after the expiration of ten (10) years from the date such option is granted.

       (4) Shall be, by its terms, not transferable by such Employee to whom granted otherwise than by will or the laws of descent and distribution, and shall be exercisable, during his or her lifetime, only by him or her.

       (5) To the extent that the aggregate fair market value of stock with respect to which incentive stock options are exercisable for the first time by any individual during a calender year exceeds one hundred thousand ($100,000.00) dollars, such option shall be treated as options which are not incentive stock options.

   c. The option price must not be less than the fair market value of the Preferred Stock at the time such option is granted.

   2. Employee Eligibility. Options shall be granted to the key management Employees of the Cooperative who are selected by the Board of Directors of the Cooperative or the Compensation Committee of the Board to receive options. The Board of Directors or the Compensation Committee shall determine the number of shares to be optioned to each of the selected key management Employees.

ARTICLE II

BENEFITS

   1. Grant. The Board of Directors of the Cooperative shall issue options pursuant to the terms of this Plan at its discretion and in accordance with the Stock Option Agreements with individual employees.

   2. Option Price. Said option shall be exercisable upon the payment of One Hundred and 00/100 ($100.00) Dollars for each share of Preferred Stock to be received.

   3. Exercise. The Employee shall exercise his/her options by tendering the appropriate price as set forth above to the Cooperative with a statement that such options are being exercised.

   4. Conversion. Each share of Preferred stock shall be convertible into equity stock at the option of the holder, under applicable conversion ratio. The conversion ratio of Preferred stock to Equity Stock shall be determined as of the issuance date of each respective option, based on the Option Price of the Preferred Stock ($100.00) divided by the fair market value of the Equity

Stock as of that date, as determined by the Cooperative's independent certified public accounting firm. For example, if it is determined that the Equity Stock has a fair market value on the option issue date of $5.00 per share, then the conversion ratio would be 20:1 ($100 Option Price divided by $5.00 fair market value of Equity Stock), and each share of Preferred Stock would be convertible into 20 shares of Equity Stock.

   5. Adjustment of Conversion Ratio. The conversion ratio referred to herein shall be subject to adjustment from time to time as follows:

   a. In the event that the Cooperative shall at any time increase the outstanding shares of Equity Stock without the payment of consideration by the members for such additional stock (e.g. stock split, stock dividend or other action), the conversion ratio in effect immediately prior to such action shall be proportionately adjusted.

   b. In case the Preferred Stock of the Cooperative issuable upon exercise of such stock option shall be changed into another kind of capital stock or debt or shall represent the right to receive some other security or property, as a result of any capital reorganization, reclassification or any merger or consolidation with another entity in which the Cooperative is not the surviving entity, this option shall (subject to necessary adjustment in the conversion ratio as herein provided) thereafter entitle the record holder to acquire upon exercise thereof the kind and number of shares of stock or other securities or propery to which such holder would have been entitled if he had held the Preferred Stock issuable upon the exercise of this option immediately prior to such capital reoganization, reclassification, merger, consolidation or sale of assets.

   c. Whenever the conversion ratio shall be adjusted as provided in this paragraph, the Cooperative shall forthwith provide a written statement to each Employee eligible to exercise the Options signed by the chairman or secretary of the Board showing in reasonable detail the facts requiring such adjustment and the conversion ratio that will be effective after such adjustment. The statement shall also be recorded in the Cooperative's corporate records.

   6. Other Attributes of Preferred Stock. In addition to the conversion rights as set forth herein, the Preferred Stock shall have the following rights and restrictions consistent with the Cooperative's Articles of Association and Bylaws.

   a. Distributions. There shall be no dividends paid to the holders of the Preferred Stock, except as may be declared by the Board of Directors and as limited by the Articles and Bylaws.

   b.   Voting.  The Preferred Stock shall be nonvoting stock

   c. Liquidation. The holders of the Preferred Stock shall be entitled to receive the par value of the stock at the time of dissolution in the priority estblished in the Cooperative's Articles of Association.

   d. Transferability. The Preferred Stock is transferrable only if approved by the Board of Directors of the Cooperative.

   7. Termination of Employment. Upon the termination of employment of an Employee (whether such termination is initiated by the Employee or the Cooperative with or without cause), the Employee must sell, or otherwise dispose of the Preferred Stock or the Equity Stock upon conversion, within fifteen (15) months from the date of termination. Moreover, the Employee shall exercise all unexercised Options within 90 days of such termination, or such unexercised options shall lapse.


ARTICLE III

MISCELLANEOUS

   1. Governing Law; Choice of Forum. This Plan shall be subject to and govered by the laws of the State of North Dakota irrespective of the fact that one or more of the parties now is, or may become, a resident of a different state. Any dispute rgarding this Plan shall only be resolved in District Court for the State of North Dakota, County of Foster.

   2. Void Language. In the event any parts of this Plan are found to be void, the remaining provisions of this Plan shall nevertheless be binding within the same effect as though the void parts were deleted.

   3. Rules of Construcion. Wherever in this Plan, words including pronouns, are used in the masculine, they shall be read and construed as in the feminine or neuter whenever they would so apply, and wherever in this Plan, words, including pronouns, are used in the singular or plural, they shall be read and constructed as in the plural or singular, respectively, wherever they would so apply.

   4. Plan Binding. This Plan shall be binding upon the parties hereto, their heirs, executers, administrators, successors and assigners. The Cooperative agress it will not be a party to any merger, consolidation or reorganization unless and until its obligations hereunder shall be expressly assumed by its successor or successors.

   5. Designation of Named Fiduciary. The Cooperative is hereby designated as the named fiduciary hereunder, and shall be responsible for the management and control of the opertion and administraion of the Plan including any and all decisions pertaining to the granting or denial of benefit claims and any decisions pertaining to the granting or denial of benefit claims and any and all decisions pertaining to the reviews of denials of benefit claims.

   6. Amendment. The Plan may be amended at any time, and from time to time, by the Board of Directors as evidenced by a written instrument executed by a duly authorized officer of the Cooperative, provided that such amendment is communicatied to those Employees participating in this Plan. Such amendment shall apply prospectively without adversely affecting the existing contract right of Employees unless required to comply with applicable tax laws.

   7. Funding Policy. The Cooperative shall establish a funding policy and method for the Plan, and shall annually review such funding policy and method to make any necessary adjustments therto in order to ensure that such funding policy and method at all times shall remain consistent with the objectives of the Plan and the requirements of Title I of the Employee Retirement Income Act of 1974, as amended or supplemented.

   8. Claims for Benefits. Claims for benefits under the Plan shall be made in writing to the Cooperative. If such claim for benefits is wholly or partially denied, the Cooperative shall, within a reasonable period of time, but no later that ninety (90) days after receipt of the claim, notify the claimant of the denial of the claim. Such notice of denial:

   a.   shall be in writing;

   b. shall be written in a manner calculated to be understood by the claimant; and,

   c.   shall contain:

       (1)   the specific reason or reasons for denial of the claim;

       (2) a specific reference to the pertinent Plan provisions upon which the denial is based;

       (3) a description of any additional material or information necessary for the claimant to perfect he claim, along with an explanation of why such material or information is necessary; and,

       (4)   an explanation of the Plan's claim review procedure.

   9.   Request for Review of Denial of Claim.  Within one hundred twenty
(120) days of the receipt by the claimant of the writter notice of denial of the claim, or such later time as shall be deemed reasonable, taking into account the nature of the benefit subject to the claim and any other attendant circumstances, or it the claim has not been granted within a reasonable period of time, the claimant may file a written request with the Cooperative that it conduct a full and fair review of the denial of the claimant's claim for benefits, including the conducting of hearing, if deemed necessary by the reviewing party. In connection with the claimant's appeal of the denial of his benefit, the claim may review pertinent documents and may subject issues and comments in writing.

   IN WITNESS WHEREOF, the parties hereto have hereunder set their hands the day and year first above written.

                                              DAKOTA GROWERS PASTA COMPANY

                                              By /s/ John S. Dalrymple III


                                              Its Chairman



























