Form 10-K/A
period 1997-07-31
DAKOTA GROWERS PASTA CO
filed 1998-09-30
CIK 1004154

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K/A

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended July 31, 1997

     or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            ----------------------------

                            Commission File No. 33-99834

                            ----------------------------

                            DAKOTA GROWERS PASTA COMPANY
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             North Dakota                           45-0423511
      (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

             One Pasta Avenue, P.O. Box 21, Carrington, ND  58421-0021
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                   (701) 652-2855
                          (REGISTRANT'S TELEPHONE NUMBER)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                        NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                        NONE

                            ----------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      YES  X    NO
                                            ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The number of shares outstanding of the issuer's classes of common stock was 1,085 shares of membership stock, par value $125.00, and 7,356,059 shares of equity stock, par value $2.50, outstanding as of October 31, 1997. As there is only a limited, private market for shares of the Registrant's stock and the Registrant does not obtain information regarding the transfer price in transactions between its members, the Registrant is not able to estimate the aggregate market value of the Registrant's shares held by non-affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                       PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

     None

REPORTS ON FORM 8-K

     The Company was not required to and did not file any reports on Form 8-K during the three months ended July 31, 1997.

EXHIBITS

3/     3.1     Certified Articles of Incorporation of Dakota Growers Pasta
               Company.
3/     3.2     Bylaws of Dakota Growers Pasta Company.
3/    10.1     Form of Growers Agreement between the Company and members of the
               Company.
4/    10.2     Loan Agreement in the aggregate amount of $41,409,007.58 dated
               March 31, 1997, between the Company and St. Paul Bank for
               Cooperatives.
4/    10.3     Nonnegotiable Note of Dakota Growers Pasta Company in the
               principal amount of $5,000,000.00 dated March 31, 1997.
4/    10.4     Real Estate Mortgage executed by Dakota Growers Pasta Company to the St. Paul Bank for Cooperatives in the amount of $42,000,000 dated May 15, 1997.
1/    10.5     Series A Preferred Stock Purchase Agreement dated October 28,
               1992 between the Company and the State of North Dakota acting by and through North Dakota Future Fund, Inc., including Amendment to Preferred Stock Purchase Between Dakota Growers Pasta Company
               and North Dakota Future Fund dated August 26, 1995.
1/    10.6     Loan Agreement in the aggregate amount of $100,000 dated February
               5, 1993 between the Company and Dakota Central Telecommunications
               Cooperative.
1/    10.7     Promissory Note in the principal amount of $100,000 dated
               February 5, 1993 between the Company and Dakota Central
               Telecommunications Cooperative.
1/    10.8     Loan Agreement in the aggregate amount of $100,000 dated February
               5, 1993 between the Company and Tri-County Electric Cooperative,
               Inc.
1/    10.9     Promissory Note in the principal amount of $100,000 dated
               February 5, 1993 between the Company and Tri-County Electric
               Cooperative, Inc.
5/    10.10    Indenture of Lease between RLN Leasing, Inc. and Dakota Growers
               Pasta Company, dated May 1, 1997.
2/    10.11    Lease Agreement between Congress, Inc. and Dakota Growers Pasta
               Company, dated March 13, 1995.
1/    10.12    Sample Broker Agreement between Dakota Growers Pasta Company and
               Sinco, Inc. dated May 1, 1995.
5/    10.13    Agreement between Dakota Growers Pasta Company and JP
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

------------------

1/ Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.
2/ Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996. Confidential treatment was granted with respect to portions of these agreements.
3/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarterly period ended January 31, 1997.
4/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarterly period ended April 30, 1997.
5/ Confidential treatment has been requested with respect to portions of these agreements.


                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dakota Growers Pasta Company


Dated:  September 30, 1998              By /s/ Timothy J. Dodd
                                           ---------------------------------
                                           Timothy J. Dodd,
                                             President and General Manager,
                                             And Principal Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                             Title                                      Date
      ---------                             -----                                      ----
/s/ Timothy J. Dodd              General Manager                               September 30, 1998
--------------------------       (Principal Executive Officer)
Timothy J. Dodd

/s/ Thomas P. Friezen            Vice President - Finance                      September 30, 1998
--------------------------       (Principal Financial and Accounting
Thomas P. Friezen                Officer)

/s/ John S. Dalrymple III        Director                                      September 30, 1998
--------------------------
John S. Dalrymple III



      Signature                             Title                                      Date
      ---------                             -----                                      ----
/s/ John D. Rice, Jr.            Director                                      September 30, 1998
--------------------------
John D. Rice, Jr.

/s/ Curt R. Trulson              Director                                      September 30, 1998
--------------------------
Curt R. Trulson

/s/ Allyn K. Hart                Director                                      September 30, 1998
--------------------------
Allyn K. Hart

/s/ Roger A. Kenner              Director                                      September 30, 1998
--------------------------
Roger A. Kenner

/s/ James F. Link                Director                                      September 30, 1998
--------------------------
James F. Link

/s/ Eugene J. Nicholas           Director                                      September 30, 1998
--------------------------
Eugene J. Nicholas

/s/ Jeffrey O. Topp              Director                                      September 30, 1998
--------------------------
Jeffrey O. Topp

/s/ Michael E. Warner            Director                                      September 30, 1998
--------------------------
Michael E. Warner


                                 INDEX TO EXHIBITS


10.10     Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta
          Company, dated May 1, 1997.*

10.13     Agreement between Dakota Growers Pasta Company and JP Foodservice,
          Inc. dated March 7, 1997.*

10.14     Consulting Agreement between Dakota Growers Pasta Company and
          Peninsula Trading Company, Inc. dated October 15, 1997.

------------------

* Portions of these agreements have been omitted pursuant to a request for confidential treatment.