Form 10-K405
period 1998-07-31
DAKOTA GROWERS PASTA CO
filed 1998-10-28
CIK 1004154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JULY 31, 1998
         OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                          Commission File No. 33-99834
                            ------------------------

                          DAKOTA GROWERS PASTA COMPANY
             (Exact name of registrant as specified in its charter)

                NORTH DAKOTA                           45-0423511
          (State of incorporation)          (IRS Employer Identification No.)

            ONE PASTA AVENUE, P.O. BOX 21, CARRINGTON, ND 58421-0021

          (Address of principal executive offices including zip code)

                                 (701) 652-2855
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There is no established public market for the Registrant's voting stock or equity stock. Although there is a limited, private market for shares of the Registrant's equity stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates. As of October 29, 1998, the number of shares outstanding of the
Registrant's voting stock, par value $125.00, was           shares, and its
equity stock, par value $2.50, was           shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

                               ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under "Business," "Properties and Processing Facilities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "expect," "anticipate," "will" and similar expressions are intended to identify such forward-looking statements.

    Forward-looking statements involve risks and uncertainties, including those discussed under "Risk Factors," that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

INTRODUCTION

    The Company is a North Dakota agricultural cooperative which was incorporated on December 16, 1991. The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta producing facility in Carrington, North Dakota. The facility, which became fully operational in 1994, currently has the capacity to grind approximately seven million bushels of grain annually and to produce approximately 270 million pounds of pasta annually. In February 1998, the Company acquired all the outstanding stock of Primo Piatto, a Minnesota corporation engaged in pasta manufacturing. Primo Piatto, now known as the Minnesota Division of the Company, operates two processing plants and a distribution center in the Minneapolis, Minnesota metropolitan area. The addition of the Minnesota Division facilities has increased the Company's total annual pasta production capacity to about 470 million pounds.

    With membership limited to agricultural producers, the Company has a total of approximately 1,100 members whose operations are located in North Dakota, Minnesota or Montana. Each member must enter into a Growers Agreement with the Company. This agreement obligates the member to deliver one bushel of durum wheat during each processing year for each share of Equity Stock owned by that member, subject to a pro rata downward adjustment depending on the production needs of the Company.

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

    In 1997, consumption in North America exceeded 5.0 billion pounds. According to the U.S. Department of Commerce, American consumers have increased their average consumption of pasta during the past 10 years at an annualized growth of approximately 2% to 3%. However, based on the Company's analysis of the marketplace and trade and industry information, the Company believes that pasta consumption growth rates in 1998 may approximate 1% to 2%. The Company estimates that approximately 87.5% of domestic consumption is supplied by domestic producers, with imported pasta totaling about 12.5% of the total U.S. demand for dry pasta. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

    The domestic dry pasta market into which the Company sells its pasta products consists of three basic segments, with each segment presenting different product and sales and distribution requirements. The applicable market segments are Retail, Ingredient and Foodservice.

    RETAIL SEGMENT

    The Retail segment, which includes sales to supermarkets, warehouse clubs, discount stores, drug stores, and other consumer retail operations, represents an estimated 37% of the total market for dry pasta in the United States. This volume excludes dry macaroni and cheese dinners. Roughly 82% of the Retail segment is represented by established national or regional pasta manufacturer brands, including imports; the remaining 18% of the retail portion of the market consists of retail sales under various private labels. The Company is focusing a substantial portion of its marketing efforts on private label sales. A small portion of the Retail segment consists of sales to federal and state government entities.

    INGREDIENT SEGMENT

    The Ingredient segment of the dry pasta market consists of pasta use by food processors. Those entities use dry pasta as an ingredient or component in a further-processed or combination food product. Such food products include dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. The Ingredient segment represents about 43% of the total domestic dry pasta market. However, roughly three quarters of the dry pasta used in the Ingredient market is believed to be manufactured by end-product marketers for use in their own products. Therefore, the Company is focusing its marketing efforts on those companies that do not also manufacture the dry pasta ingredient for their end-products. This portion of the Ingredient market represents approximately 500 million pounds of dry pasta.

    FOODSERVICE SEGMENT

    The Foodservice segment consists of sales of dry pasta to food preparation operations such as restaurants, hotels, colleges and universities, elementary and secondary schools, airlines, in-plant and in-office cafeteria facilities, transportation services, and many other away-from-home eating places. The Foodservice segment represents about 10% of the total domestic dry pasta market. Marketing dry pasta to this segment of the marketplace generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations. The Company believes that over half the volume of pasta sold in this market segment consists of sales of private label pasta products. A small portion of the Foodservice segment consists of sales to federal and state government entities.

CO-PACK ARRANGEMENTS

    A portion of each end-user market segment is supplied under "co-pack" arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements. Opportunities for co-pack arrangements have decreased in recent periods due to the excess production capacity in the United States pasta production industry. As described below, the Company's business involves co-pack arrangements, although at a lower level than earlier in the Company's operational history.

PRODUCTION AND PRODUCTS

    The Company believes that its relationship with members provides a reliable and consistent supply of milling-quality durum wheat. Pursuant to Growers Agreements with the Company, the Company's members are obligated to deliver durum wheat for the Company's use. The durum wheat is used in the production of semolina which is then used by the Company to produce the Company's dry pasta products.

Upon delivery, the durum wheat is sampled, weighed, precleaned and unloaded into the mill's grain silos. From the grain silos, the durum wheat is preblended and conveyed into the mill's final mix bins, which use electronic mass flow controllers for precision blending and flow rate control. The wheat then proceeds to the cleaning and tempering sections of the mill. In those sections of the process, foreign grains and weed seeds are removed and the durum wheat is dampened to the optimum moisture level required for milling. From the tempering bins, the cleaned and tempered durum wheat is conveyed to the mill section of the Company's facilities, where grinding, sifting and purifying is completed to produce a high quality semolina. In addition to the semolina, five additional categories of product result from the overall durum wheat milling and blending process: granulars, first clear (higher grade) flour, second clear (lower grade) flour, semolina/durum wheat flour blends, and millfeed. Millfeed and most second clear flour is sold primarily for animal feed. Upon completion of the milling process, the Company's semolina, first and second clear flour and mill feed are conveyed into bulk storage bins.

    From the semolina bulk bins, semolina is primarily conveyed to the Company's pasta production semolina holding bins. (It may also be transferred to truck and rail load-out bins for sale to other U.S. pasta manufacturers.) The first and second clear flour is either blended with semolina and conveyed to pasta production semolina holding bins or transferred to rail and truck load-out bulk bins for sale to other users.

    Pasta production is basically a mixing, extrusion and drying process. Individual shapes are the result of extruding pasta "dough" through different dies. Consistent monitoring and control is a key element in this process, which begins with each production line receiving semolina from the holding bins. Each pasta production line operates independently and produces either long or short good items, the difference being in the way they are conveyed through the drying operation. The long good items are conveyed while hanging on poles; the short good items are conveyed on screens. Both processes utilize continuous ultra high temperature dryers and coolers. The finished products are then collected in storage silos and accumulators. The entire pasta production process is controlled by programmable logic controllers located in control panels at the beginning of each production line. This computer control system allows for all of the production lines to be operated and monitored by one lead operator and an assistant operator.

    From the storage silos and accumulators, the finished dry pasta is conveyed to various continuous box and film packaging machines. Dry pasta is packed to meet different market segment and customer requirements. For example, macaroni and cheese dinners are generally packed in 7 1/4 oz. boxes. All other pasta is packed in containers ranging in size from 8 ounces to 2,000 pounds. The packaged product is conveyed through metal detectors, check weighers and automatic case packers. From the case packers, the case travels past jet print coders to a palletizing and stretch wrapping operation.

    The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all market segments. In addition to the dry pasta produced by the Company, the Company purchases less than 10 additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company's customers. Pasta products purchased from other manufacturers historically has represented less than 3% of the Company's total sales. With the acquisition of the assets comprising the Company's Minnesota Division, outside purchases of pasta are expected to fall below 1% of total sales.

    In addition to its pasta products, the Company has in the past sold semolina and durum wheat flour to other pasta manufacturers in bulk truckload or railcar quantities. Such sales represented less than 4% of total net revenues in fiscal year 1998. Given the Company's current need for all semolina it produces, the Company does not anticipate having any semolina for sale until after completion of the mill expansion project.

    The cost of production of dry pasta is significantly impacted by changes in durum wheat prices. The cost of milling quality durum wheat steadily increased from the time the Company was organized and remained at high levels through 1996. A significant 1996 crop led to a reduction in prices in 1997, when the 1997 crop was significantly smaller and durum wheat prices increased. Worldwide, many durum wheat producing areas are reporting a large crop for 1998, which has led to lower durum wheat prices. This volatility with respect to the price of the basic raw material for the Company's products leaves the Company subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States can have significant impact on the Company, and may have an adverse impact. Those factors include such variables as the weather in the area in which the Company's members reside, weather in other durum wheat production areas in both the United States and other parts of the world, and import and export policies and regulations.

    Due to the intense competition present in the market for pasta products, pasta manufacturers have generally been unable to implement price increases for their dry pasta products in periods when higher durum wheat prices impacted the cost of pasta production. The Company believes that such competition results primarily from excess production capacity in the domestic pasta industry. Although Borden Pasta Division has closed five of its ten manufacturing facilities in the past two years, some of those facilities have remained in production under the ownership of other parties. Additional industry capacity has been created through expansion programs followed by the Company and American Italian Pasta Company and the establishment of new production facilities by Barilla and other enterprises.

SALES, MARKETING AND CUSTOMERS

    The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company's products. Since its full operations began in 1994, the Company's customer base for pasta products has continuously expanded. The Company's pasta products are distributed on a broad basis throughout the U.S. The Company does not directly export its pasta products, although several of its customers have exported minor quantities. Within its pasta operation, the Company has steadily reduced the level of concentration among its largest customers. No one customer accounts for 10% or more of the Company's total sales. The Company's top 10 customers accounted for 56% of total sales in fiscal year 1997 and 48% in fiscal year 1998.

    Sales in the Retail segment of the market represented approximately 55% of the Company's pasta sales in fiscal year 1998, with sales to the Foodservice and Ingredient markets representing about 25% and 20%, respectively. The current distribution of the Company's sales reflects significant growth in the Company's Retail segment and modest growth in the Foodservice and Ingredients segments.

GROWERS AGREEMENT; DURUM DELIVERY SYSTEM

    The durum wheat purchased and used in the Company's operations is obtained through the delivery of grain pursuant to the Growers Agreements between the Company and its members. The contractual obligations imposed on each member under the Growers Agreement are intended to insure the availability of sufficient quantities of durum wheat for use in the Company's processing operations.

    The Growers Agreement is paired with ownership of the Equity Stock. For each share of Equity Stock held, the member is obligated to delivery to the Company, subject to adjustment as described below, one bushel of No. 1 hard amber U.S. durum wheat. Delivery schedules have been established for three marketing periods consisting of four months each during the fiscal year, with each member given notice of the member's delivery obligation for the upcoming marketing period. If a member sells or transfers Equity Stock, the member's obligations under the Growers Agreement must also be assigned to the purchaser or transferee. The term of the Growers Agreement is indefinite and may be terminated by the member, effective upon the last day of a processing year, upon not less than 18 months advance notice. The Company reserves the right to terminate the Growers Agreement and a grower's membership if the member does not comply with the obligations of the Agreement or if the member otherwise fails to meet the criteria for membership in the Company. Upon the Company's termination of a member's membership in the Company, the member will cease to have voting rights and other rights of membership and the Growers Agreement will be cancelled effective as of the following July 31. Until the effective date of cancellation of the Growers Agreement, the member's obligation to deliver durum wheat to the Company pursuant to the terms of the Growers Agreement executed by the member will remain in effect.

    The Company may, depending on the marketing needs of the Company, reduce on a pro rata basis to all members the quantity of durum wheat to be delivered. For fiscal year 1998, the delivery obligation was approximately one bushel per share of Equity Stock owned.

    Effective August 1, 1998, the durum delivery system to the Company has been modified to include deliveries made through Northern Grains Institute (NGI) a North Dakota non-profit company. NGI administers the delivery arrangements and acts as each member's grain handling and delivery agent for the purposes of satisfying that member's obligations under the Growers Agreement. NGI is responsible for arranging the logistics of durum deliveries and handling payment and accounting matters. Consistent with Dakota Growers' policies and the Growers Agreement, NGI assigns each member a delivery date by lottery for each of the three marketing periods, which are as follows:

        August 1--November 30; December 1--March 31; April 1--July 31

    NGI acts only as the agent for the member, and the member retains the economic risk and legal liability for such deliveries under the Growers Agreement. Each member must agree to be bound by the Durum Pool Agreement among the members of Dakota Growers Pasta Company and NGI. A copy of the Durum Pool Agreement will be provided to each member along with the Growers Agreement.

    In advance of each marketing period, NGI will invoice the members for the price of the durum to be delivered in the members' names to Dakota Growers. The member must make payment under the invoice in the amount indicated thereon, which shall be equal to Dakota Growers' deduction for retainage on the durum to be delivered, plus the per bushel transaction fee. Dakota Growers' deduction for retainage is currently 10% of the projected marketing period price (the Growers Agreement allows for retainage as high as 20%). For the current fiscal year, NGI will charge a per bushel transaction fee of $.03 per bushel. This fee is refunded to the member on the final settlement date (45 days after the close of each marketing period) if the member sells and delivers under his own contract milling quality durum to NGI in an amount equal to or exceeding his quota.

    Upon the member's payment of the invoice, NGI will make delivery for the member and receive on behalf of the member the initial payment from Dakota Growers. Dakota Growers will pay directly to the members the amount of the retainage on the settlement date 45 days after the marketing period, but only to the extent that earnings provide necessary funds to make such payments and which allow DGPC to remain in compliance with agreements with its lenders.

    Members may make delivery to the NGI durum pool by contacting NGI and arranging for a delivery date. Payment for such durum will be made at the Dakota Growers' spot market price within 14 days of delivery.

COMPETITION

OVERVIEW

    The markets for semolina/durum wheat flour and pasta are highly competitive in most segments and geographic regions. In all, there are an estimated 60 to 65 significant plants in the U.S. which manufacture dry pasta. The intensity of competition varies from time to time as a result of a number of factors, including: (1) the degree of industry capacity utilization, (2) comparative product distribution costs, (3) ability to render distinctive service to customers, (4) the price of raw materials, parimarily durum wheat, and (5) a distinguishing or unique ability to provide consistent product quality in line with customer specifications. The Company believes that, in a broad sense, the single most influential factor on the intensity of competitive conditions is industry capacity utilization. (It should be noted that detailed information regarding pasta production is somewhat difficult to obtain, as many pasta producers are closely-held enterprises.)

PASTA

    The pasta market is highly competitive and includes several well-established enterprises. Those competitors are both independent companies and divisions or subsidiaries of other, larger, food products companies. In addition, according to United States government data, the overall U.S. pasta market has experienced rapid penetration by foreign suppliers, particularly in the last three to four years. Those suppliers include Italian, Turkish and Mexican enterprises.

    Total domestic industry capacity, excluding self-supply capabilities within the ingredient segment, is broadly estimated at over 3.8 billion pounds of pasta per year. The Company's top competitors in the open market include Borden, Hershey Pasta Group Division, American Italian Pasta Company (including the long-term contract to produce Muellers brand for Best Foods, Inc.), Philadelphia Macaroni Co. Inc., Barilla, A. Zerega's Sons, Inc., and Gooch Foods (Archer Daniel Midland). Together with the Company, these organizations represent in the aggregate in excess of 50% of total industry production capacity and over 75% of the capacity excluding self-supply. These companies market under their own labels and also supply private label customers.

    Industry changes will impact pasta market competition. In 1997, Borden announced the closure of 5 of its 10 pasta plants and indicated that it planned to exit the private label market, focusing on its branded label products. Barilla, one of Italy's largest pasta marketers, is aggressively expanding its branded label sales and is constructing a new pasta manufacturing facility in Iowa.

    Competition also comes from imported pasta, which represents approximately 12.5% of the total domestic market. The July, 1996 imposition of antidumping and countervailing duties on certain imports from Italy and Turkey has had little impact on pasta imports. Essentially flat from 1995 to 1996, imports were up almost 4% in 1997 as the drop in imported pasta from Turkey was replaced by increased imports from Mexico and Italy.

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

    The Company sells most of its pasta under "purchase orders", whereby the customer and the Company are not obligated for any pre-determined length of time. Occasionally, a pricing commitment is agreed to with a term of one year or less. In 1997, the Company and one of its major customers, U.S. Foodservice (formerly JP Foodservice, Inc.), signed a long-term agreement including volume and pricing commitments. The term of the agreement is through December 31, 2001.

    The pasta manufacturing industry has experienced capacity changes and restructuring in recent years. As indicated elsewhere herein, the Company believes that current pasta production capacity exceeds the current demand for pasta. The Company believes that certain competitors have elected to expand production capacity in situations where those competitors have experienced direct demand for their finished pasta products. In addition to the impact of excess production capacity, the Company believes that price competition among producers of branded pasta products has led to a reduction in the average price of branded product. To the extent that the price differential between branded pasta products and private label pasta products is less than in the past, private label pasta products, such as those produced by the Company, will experience greater competition than when the price differential is greater.

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

    Pricing policy actions by the Canadian Wheat Board may have resulted in increased sales of Canadian durum wheat in the United States and lower durum wheat prices. These actions have resulted in complaints from durum growers in the United States, and a continuing dispute over possible restrictions on durum wheat imports. If restrictions are implemented, it could impact both the milling and pasta areas of the Company's business operations.

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

INTELLECTUAL PROPERTY RIGHTS

    The Company relies on a combination of trade secret, and trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns the following trademarks that have been registered with the United States Patent and Trademark
Office: the corporate logo, Dakota Growers Pasta Company-Registered Trademark-, the design on its packaging, Pasta Growers-Registered Trademark- and Pasta Sanita-Registered Trademark-. The Company also has a pending trademark application for Zia Briosa-TM-.

RESEARCH AND DEVELOPMENT

    The Company supports research and development programs in North Dakota which focus on improved varieties of durum wheat, including the Durum Education Research and Marketing Committee and the activities of NGI. The Company, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, ongoing product manufacturing, and development of new pasta shapes.

EMPLOYEES

    As of October 28, 1998, Dakota Growers had 496 full-time employees. Full-time employees are provided health insurance, vacation and holiday plans and are eligible to participate in the Company's 401(k) savings plans. The Company considers its employee relations to be excellent. Certain hourly employees at the recently acquired Minnesota Division facilities are covered by collective bargaining agreements which expire June 30, 1999 and December 1, 1999.

RISK FACTORS

    The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

    BRIEF OPERATING HISTORY

    The Company began full operations on January 1, 1994. Therefore, it has a short operating history with respect to producing and marketing pasta. Notwithstanding its current operations and historical financial results, there can be no assurance that the Company will continue to operate profitably or be effective in managing its future growth.

    TAX TREATMENT

    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under
Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. Dakota Growers is a nonexempt cooperative. As a cooperative, Dakota Growers is not taxed on amounts of patronage sourced income withheld from its members in the form of qualified per-unit retains or on amounts distributed to its members in the form of qualified written notices of allocation. Consequently, such amounts are taxed directly to the members. However, revenue attributable to non-patronage sourced income is taxed at the Company level and again upon distribution to the Company's members. If the Company were not entitled to be taxed under Subchapter T or if a significant portion of revenues are from non-patronage sourced income, its revenues would be taxed when earned by the Company and the members would be taxed when dividends are distributed. From time to time, the Internal Revenue Service challenges the tax status of cooperatives, taking the position that the challenged entities are not operating on a cooperative basis and are therefore not entitled to the tax treatment described above. Those challenges can be based on a variety of factors, including the nature of the cooperative's business, its interaction with its members and the portion of its business done for or with its members. The impact of most such challenges, regardless of the factor on which the challenge is based, is that the Internal Revenue Service seeks to assert that some or all of a cooperative's income does not arise from a "patronage" transaction. As any income derived from non-patronage sources is subject to taxation at the entity level, the effect of a successful challenge is that the cooperative would be taxed as a corporation. The Internal Revenue Service has not challenged the Company's tax status; the Company would vigorously defend any such challenge. However, taxation at both the Company level and the shareholder level would have a material, adverse impact on the Company.

    TECHNOLOGICAL OBSOLESCENCE

    The Company believes that one of its current business advantages is that the Company's primary processing facilities contain state of the art production technology, benefitting the Company by providing comparatively lower costs than production facilities based on older production technologies. To the extent that over time other pasta producers adopt similar technology or adopt new production technologies which provide even greater efficiencies, the Company's current perceived advantage may be decreased or eliminated and the Company may find itself at a technological disadvantage, with higher production costs than its competitors.

    INTENSE AND VOLATILE COMPETITION

    The pasta industry is highly competitive. The Company is in direct competition with other more established pasta manufacturers that have substantially greater resources. The pasta industry is also characterized by excess production capacity, with a variety of pasta producers having disclosed that they intend to further increase production capacity by either constructing new production facilities or by expanding the production capacity of existing facilities by adding additional processing lines. Part of that increase in production capacity has arisen from foreign producers establishing production facilities in the United States. This excess capacity has given rise to intense competition for sales, often focused on product price. A variety of discount programs are used by industry participants seeking to sell pasta products. The effect of such competition on the Company has been to put pressure on profit margins and to involve the Company in vigorous competition to obtain and retain product customers. There can be no assurance that the Company can continue to grow and operate profitably in such an environment.

    PASTA, SEMOLINA AND DURUM WHEAT PRICES

    The profitability of the Company will be subject to changes in the market prices for finished pasta products, and semolina and durum wheat, matters over which the Company will have little or no control. The current prices for durum wheat, the primary ingredient in pasta, are at very low levels in comparison to recent years. The effect of those lower prices for durum wheat and the resulting semolina, when combined with the excess production capacity situation, has placed downward pressure on the prices for which pasta products can be sold and has intensified the competition in the pasta industry. While the Company has from time to time in the past sold semolina to other pasta producers, the Company's current need for all the semolina which can be produced in the Company's milling operations has temporarily curtailed sales of semolina to other pasta producers.

    PRODUCT CONCENTRATION

    The Company competes exclusively in the dry pasta segment of the overall pasta market. As a result, any decline in the demand or pricing for dry pasta, any shift in consumer preferences away from dry pasta or any other factor adversely affecting the dry pasta market could have a more significant adverse effect on the Company's business and financial position than on pasta producers that also produce other products.

    OBLIGATION TO DELIVER WHEAT; POSSIBLE REDUCTION OF DELIVERY OBLIGATION

    All members of the Company are obligated to deliver durum wheat to the Company in proportion to the amount of Equity Stock owned by that member. If a member is unable to grow and deliver the durum wheat required to be delivered to the Company pursuant to the Growers Agreement, the member must purchase the required quantity of durum wheat from other agricultural producers or other owners of durum wheat for delivery to the Company. As a result, a member not able to produce durum wheat for delivery to the Company would be exposed to the risk that the price of acquiring durum wheat for delivery to the Company would be in excess of the price to be paid for durum wheat by the Company under the Growers Agreement.

    Under the Growers Agreement, the Company may, depending on its marketing needs, reduce on a pro rata basis the quantity of durum wheat each member is obligated to deliver to the Company. For fiscal year 1998, the delivery obligation has been one bushel of durum wheat per share of Equity Stock owned. In fiscal years 1997 and 1996 the delivery obligation was slightly less than one bushel of durum wheat per share. There can be no assurance that the Company will not reduce the amount of durum wheat to be delivered by members. In the event that the Company reduces the amount of durum wheat to be delivered per share of Equity Stock, each member would experience a proportionate reduction in the patronage activity with the Company.

    GOVERNMENT REGULATION AND TRADE POLICIES

    Dakota Growers is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid-waste disposal and odor and noise control. The Company conducts an on-going program designed to comply with these laws and regulations. There are no pending regulatory enforcement actions against the Company, and the Company believes that it currently is and will continue to be in substantial compliance with all applicable environmental laws and regulations.

    As a producer of products intended for human consumption, the Company's operations are subject to certain federal and state regulations, including regulations promulgated by the U.S. Food and Drug Administration. The Company believes that it is in material compliance with all applicable regulatory requirements relating to food quality and safety.

    The operations of the Company may be affected by governmental trade policies and regulations, including those impacting the amount of durum wheat imported from Canada and the volume of pasta imports. Pricing policy actions by the Canadian Wheat Board in recent years may have resulted in increased sales of Canadian durum wheat in the U.S. and lower durum wheat prices. These actions have resulted in complaints from durum growers in the U.S. (including many of the Company's grower-owners), and a continuing dispute over possible restrictions on durum wheat imports. If restrictions are implemented, it could impact both the milling and pasta areas of the Company's business operations.

    Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such by the trade policies of both the U.S. government and foreign governments. In 1996, a U.S. Department of Commerce investigation determined that several Italian and Turkish pasta producers were selling pasta at less than fair value in U.S. markets, and were benefitting from subsidies from their respective governments. Consequently, the U.S. International Trade Commission imposed punitive anti-dumping duties on pasta imported from both nations, effective July, 1996. However, foreign pasta producers have also entered the United States pasta market by establishing production facilities in the United States, further increasing competition in the United States pasta market.

    RESTRICTIVE LOAN COVENANTS

    The Company's loan agreements with the St. Paul Bank for Cooperatives (the "Bank") obligate the Company to maintain or achieve certain amounts of equity and working capital and achieve certain financial ratios. In addition to the covenants regarding financial ratios, the various agreements require the Company to obtain the Bank's consent with respect to certain cash distributions, including payment of cash patronage in an amount greater than 20% of qualified patronage allocations. To the extent that the Company is unable in the future to satisfy the various conditions specified in the loan agreements, the Company's ability to distribute either patronage distributions or any other dividends to its members may be restricted or the Company may be prohibited from returning unit retains withheld from durum wheat purchases from members. The failure to comply with the various loan covenants may result in interest rate penalties, restrict the Company's corporate activities or result in a default by the Company which may materially adversely affect the Company's liquidity.

    RESTRICTIONS ON TRANSFERABILITY OF SHARES; NO OBLIGATION TO REPURCHASE
     SHARES

    There is no established public trading market for the Membership Stock, Equity Stock or Preferred Stock of the Company. There is a very limited private market for the Equity Stock. The Company has no current plans with respect to developing a general public market for its securities. Shares of Equity Stock in the Company may be transferred only with the consent of the Company's Board of Directors. Any transferee of the Equity Stock must (i) satisfy the membership eligibility requirements described in the Company's Bylaws, (ii) be approved for membership by the Board of Directors, (iii) own one share of Membership Stock and (iv) execute a Growers Agreement. The Company has no legal obligation to repurchase any Membership Stock or Equity Stock at any time, even if the Company terminates a member's membership. However, the Company has consistently repurchased shares of Membership Stock from a member desiring to transfer all of the member's Equity Stock to a qualified third party. Consequently, investors may be unable to sell their shares promptly or at a price equal to or above the purchase price, or sell their shares at all.

    TERMINATION OF MEMBERSHIP INTEREST

    Pursuant to the Company's governing documents, a stockholder's membership in the Company automatically terminates upon ceasing to be a producer of agricultural products or upon failing to patronize the Company for thirteen consecutive calendar months. In addition, the Board of Directors may terminate a membership for cause. "Cause" includes intentional or repeated breach of the Bylaws, rules or regulations of the Company or failure to make timely payment of debts to the Company, breach of any contract between the member and the Company, and other causes determined by the Board of Directors in the exercise of honest and good faith business judgment. Whether a membership is subject to termination for breach of a contract may be determined by the Board of Directors without regard to the commencement or outcome of any litigation arising from the contract.

    Upon termination of membership in the Company, a member will cease to have voting rights and other rights of membership. However, loss of membership rights will not relieve a member's obligation to deliver durum wheat to the Company pursuant to the terms of the member's Growers Agreement or excuse a terminated member from performing any other obligations under a contract between the Company and the terminated member. The Growers Agreement will remain in effect until the July 31 next following the termination of membership. The Company has no obligation to repurchase the Membership Stock or Equity Stock of a member determined to be ineligible as a member.

    BOARD OF DIRECTORS DISCRETION REGARDING PATRONAGE DISTRIBUTIONS

    The Company conducts its patronage business on a cooperative basis. The quantity of durum wheat delivered to the Company by any member is used in determining that particular member's patronage business with the Company and the member's share of the Company's net proceeds. The Board of Directors of the Company has absolute discretion to determine the manner and amount of payment of patronage equity credits.

    UNIT RETAINS

    As a means of raising capital, an agricultural cooperative may retain a portion of the payments otherwise due members for their crops. This is called a "unit retain" or "unit retention capital." A qualified unit retain is not taxable income to the cooperative under federal law, but is available for the general business purposes of the cooperative, including debt service. The Company's Board of Directors may determine on an annual basis the amount of unit retains to be applied to all members on a uniform basis. Unit retains may be retained by the Company indefinitely. To date, Dakota Growers has not withheld a unit retain but has paid the full price of durum wheat to the growers, less applicable transaction fees established by the Board of Directors. Although the Board does not envision using unit retains as a method to increase the Company's capital, there can be no assurance that the Company's Board of Directors will not exercise its authority to withhold unit retains under certain circumstances, including but not limited to, maintaining sufficient capital to meet the capital requirements imposed under any agreements with its lenders.

    MEMBER'S CONSENT TO TAXATION FOR QUALIFIED ALLOCATIONS OF PER-UNIT RETAINS
     AND PATRONAGE EARNINGS

    Each member of the Company must agree that the amount of any qualified per-unit retain allocations and patronage dividends with respect to patronage which are made in money, qualified written notices of allocation (as defined in 26 U.S.C. Section 1388) or other property will be deemed to be taxable income to the member in the taxable year in which such written notices of allocation are received by the member. Therefore, qualified per-unit retains are taxable income to the Company's members even though the member may not receive payment for such qualified per-unit retains for several years.

    To constitute a qualified written notice of allocation of patronage dividends under federal tax law, the Company must pay to each member at least 20% of the patronage dividend in cash or by qualified check. Therefore, in the event that the Company issues patronage dividends in the form of qualified written notices of allocation the entire amount of such patronage dividend is deemed to be taxable income to the member, even though the member may receive a cash payment of only 20% of the patronage dividend.

                 ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

    Dakota Growers operates a vertically integrated, state of the art durum milling and pasta manufacturing plant in Carrington, North Dakota. The plant, which became fully operational in January 1994 and has been expanded in 1996, 1997 and 1998, has the capacity to grind over seven million bushels of grain each year. It has grain silos with a capacity to hold 370,000 bushels. The plant has seven pasta production lines, three of which are operated as long goods lines and four of which are short goods lines. The fourth short goods line was added in July 1998. Electronic control scales are used throughout the facility in order to continuously track production and yields. A central computer control room allows one operator to monitor efficiently both the milling and the pasta operations. Total dry pasta manufacturing capacity is 270 million pounds annually. The Company owns the physical plant, and the land on which it is located.

    In early 1998, the Company acquired physical assets consisting of two pasta production facilities and a distribution center located in the Minneapolis metropolitan area. Those assets are operated as the Company's Minnesota Division. The larger of the two production facilities, located in New Hope, Minnesota, contains six production lines, capable of producing approximately 170 million pounds of dry pasta each year. The smaller production facility, located in Minneapolis, Minnesota, contains four production lines and is capable of producing approximately 30 million pounds of dry pasta each year.

    In order to support the expansion of its pasta manufacturing capabilities, the Company is currently engaged in a major upgrade of its durum wheat grinding and semolina milling facilities as well. The Company has launched an $11 million capital improvements program for the milling portion of its Carrington, ND plant, which is expected to be completed in February 1999. The expansion will increase the

Company's durum milling capacity from its current level of 20,000 bushels per day to approximately 40,000 bushels per day. In addition, the expansion will include construction of additional grain storage silos, raising the Company's on-site durum storage capacity from the present level of 370,000 bushels to 620,000 bushels. The Company expects that this expanded durum milling capacity will be sufficient to supply the future semolina needs of both the Carrington plant and the Minnesota Division facilities. As the Minnesota Division must presently source its semolina flour on the open market, the Company anticipates significant cost savings as the Company's increased durum milling capacity permits the complete vertical integration of the Minnesota Division facilities into the Company's operations.

    In addition to these production facilities, the Company leases a warehousing and distribution center in Fargo, North Dakota, and owns the Minnesota Division distribution center in New Hope. These facilities are supplemented by various public warehouses where inventory is maintained and redistributed for the needs of specific customers.

                           ITEM 3.  LEGAL PROCEEDINGS

    From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than such routine litigation, the Company is not currently involved in any material legal proceedings. In addition, the Company is not aware of other potential claims which could result in the commencement of legal proceedings. The Company carries insurance which provides protection against certain types of claims, up to the policy limits of the Company's insurance.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

    There is no established public market for the voting Membership Stock, Equity Stock or Preferred Stock of the Company. Ownership of Membership Stock and Equity Stock is restricted to eligible agricultural producers with operations in North Dakota, Minnesota or Montana. The Membership Stock, Equity Stock and Preferred Stock may not be transferred without the consent of the Company's Board of Directors.

    As of October 29, 1998, there were approximately 1,100 holders of Membership Stock.

    Members are obligated to deliver durum wheat to Dakota Growers under the Growers Agreement. Commencing August 1, 1998, all durum wheat deliveries by members must be made through an agency arrangement administered by Northern Grains Institute (NGI). NGI acts as each member's grain handling delivery agent in connection with deliveries of durum to Dakota Growers. Members making actual delivery of durum to NGI receive the Dakota Growers' spot market price within fourteen (14) days of delivery.

    Durum wheat delivered to Dakota Growers by its members is processed and the resulting semolina and pasta products are marketed on a cooperative basis. Each member is paid for the durum wheat delivered to the Company. In addition, a member may receive a portion of the net proceeds of the Company from its value added processing operations, based on each member's patronage with the Company as compared to total patronage of all members. The Company may withhold a portion of the payments owed to members for their durum delivered to the Company in the form of unit retains and may elect not to pay the entire amount of patronage in cash.

    A unit retain is a portion of the payment to the members for their durum delivered to the Company, which portion is retained by the Company for use as capital for the Company's business. Under IRS guidelines, the Company has the option to treat the unit retains as taxable at the cooperative level or to treat the unit retains as nontaxable by declaring the unit retains as "qualified." Qualified unit retains are taxable to the member in the member's tax year of notification. When a qualified per unit retain is reimbursed or "revolved" in the form of a cash payment to the member, the member reports no additional income, having already paid tax on the whole amount in the year of declaration. Unit retains do not contain a minimum cash payment requirement to qualify for this tax treatment.

    The Board of Directors, in its absolute discretion, taking action pursuant to reasonable policies of uniform application, is empowered to determine the manner of distribution and payment of patronage which may be in cash, credits, certificates of interest, revolving fund certificates, letters of advice, promissory notes, or other certificates or securities of the Company or of other associations or cooperatives, in other property, or in any combination thereof. The Company may pay patronage dividends in the form of qualified written notices of allocation of patronage earnings to the members, based on each member's patronage business with the Company. If the Company pays patronage dividends in the form of qualified written notices of allocation, the Company must pay at least 20% of the allocation in cash in order for the patronage dividend to constitute a qualified written notice of allocation under federal tax law. If the written notice of allocation is "qualified", the entire amount of the qualified patronage allocation is taxable income to the member in the year declared, regardless of the amount distributed in cash.

    The Company has no obligation, including upon its termination of a member, to pay the members amounts retained as unit retains or patronage equity credits. Moreover, various loan agreements between the Company and its lenders could compel the Board to retain amounts as unit retains in order to satisfy capital requirements under its loan agreements and could restrict the Board from paying more than 20% of patronage as cash dividends.

                        ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below for the fiscal years ended July 31, 1994, 1995, 1996, 1997 and 1998 are derived from the financial statements of the Company, which were audited by Eide Bailly LLP, independent accountants. This section should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

                                 FINANCIAL DATA
                (IN THOUSANDS EXCEPT PER SHARE DATA AND RATIOS)

                                                                          FISCAL YEAR ENDED JULY 31
                                                            ------------------------------------------------------
                                                             1994(1)     1995       1996       1997        1998
                                                            ---------  ---------  ---------  ---------  ----------
INCOME STATEMENT DATA:
  Net Revenue.............................................  $  20,008  $  41,239  $  50,494  $  70,702  $  119,621
  Cost of Product Sold....................................     17,954     35,789     43,318     58,357     100,229
                                                            ---------  ---------  ---------  ---------  ----------
  Gross Proceeds..........................................      2,054      5,450      7,176     12,345      19,392
  Marketing, General and Administrative Expenses..........      1,483      2,021      2,532      3,542       6,754
                                                            ---------  ---------  ---------  ---------  ----------
  Operating Proceeds......................................        571      3,429      4,644      8,803      12,638
  Other Income (expense)..................................       (780)    (2,021)    (2,022)    (1,877)     (3,264)
  Provision for Income Taxes..............................         (2)       (28)         4          0           0
                                                            ---------  ---------  ---------  ---------  ----------
  Net Income (Deficit)....................................       (207)     1,436      2,618      6,926       9,374
  Dividends on Preferred Stock............................         42         42         39         36          15
                                                            ---------  ---------  ---------  ---------  ----------
  Earnings (loss) from Patronage and Non-Patronage
    Business Available for Members........................  $    (249) $   1,394  $   2,579  $   6,890  $    9,359
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
  Average Equity Shares Outstanding(2)....................      4,674      4,674      5,568      7,356       7,356
  Earnings (loss) from Patronage and Non-Patronage
    Business per Average Equity Share Outstanding(2)......  $    (.05) $     .30  $     .46  $     .94  $     1.27
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
  Patronage Dividends Per Share:(2)
    Declared(3)...........................................     --      $     .20  $     .32  $     .65
    Distributed(3)........................................     --            .20        .32        .65
BALANCE SHEET DATA:
  Cash....................................................  $       1  $     155  $   1,448  $       5  $      182
  Working Capital(4)......................................      2,001      2,400      8,184      6,329      22,813
  Total Assets............................................     45,215     47,842     49,894     68,739     124,537
  Long-term Debt (excluding current maturities)(4)........     28,477     24,822     18,860     27,131      66,056
  Redeemable Preferred Stock..............................        970        970        820        453         253
  Members' Investment.....................................     12,107     13,497     24,866     29,956      36,875
OPERATING DATA
  Ratio of Long-Term Debt to Members' Investment..........       2.15x      1.84x       .76x       .91x       1.79x

------------------------

(1) The Company's operations commenced on January 1, 1994, so the financial statements contain only seven months of operations for the year ended July 31, 1994. Accordingly, the financial statements for the year ended July 31, 1994 may not be comparable.

(2) Adjusted for the impact of the 3-for-2 stock split effective August 1, 1997.

(3) Qualified patronage declarations have been made by the Board of Directors in October of each year based on the patronage earnings and average shares for the prior fiscal year ending July 31. Payments of patronage declarations have been made in November of each year. 1998's declaration and payment have not yet been determined.

    Amounts reflected above include only qualified patronage declarations, and exclude non-qualified allocations to each members' account. Such non-qualified amounts are reserved in each members' account but are not taxable until qualified.

(4) Reflects the issuance of $27 million of senior notes on August 11, 1998, and the retirement of term loans and seasonal loans with the proceeds of such issuance.

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The following discussion contains forward-looking statements. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" in this report, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED JULY 31, 1998 AND 1997

    NET REVENUES. Net revenues for the fiscal year increased $48.9 million, or 69%, to $119.6 million. This increase was primarily due to increased pasta volumes. Average unit prices of pasta were relatively unchanged in all segments from last fiscal year.

    Revenues from the retail segment increased by 69% due to higher sales volumes. Most of the sales volume increase was due to new private label customer business which was acquired either through the Primo purchase or due to the exit from the private label market by Borden. A portion of the volume growth was attributed to co-packing for other pasta manufacturers, which prior to the purchase of Primo Piatto, Inc. ("Primo") was not available due to capacity constraints.

    Foodservice and ingredient revenues increased by 47% and 22%, respectively, also due to higher sales volumes. Over half of the growth in foodservice sales volumes is due to the annualization of volumes of new customers, with the balance due to individual customer growth trends. The expansion of the Company's participation with a major ingredient customer was the primary reason for the increase in ingredient revenues.

    While mill by-product sales volumes were up due to a 61% increase in durum ground in the Company's milling facilities, revenues from these sales were up only 14% as the Company utilized more of its semolina for internal pasta production and average prices for mill feed and secondary flours declined by over 20%.

    COST OF PRODUCT SOLD. Most of the $41.9 million increase in cost of product sold was due to increased pasta production volumes and the increase in the proportion of retail sales. The average price of durum ground was unchanged from last fiscal year.

    MARKETING, GENERAL AND ADMINISTRATIVE ("MG&A") EXPENSES. Increased marketing staffing and activities, including the efforts of the Company's network of brokers, increased information technology expenditures and costs associated with the acquisition of Primo were the primary reasons for the $3.2 million increase in MG&A expenses.

    INTEREST EXPENSE. Interest expense increased $1.5 million, or 84%, to $3.3 million for the fiscal year ended July 31, 1998 due to higher debt levels resulting from the acquisition of Primo.

    NET INCOME. Net income for the fiscal year ended July 31, 1998 increased $2.4 million to $9.4 million, a 35% increase over last year.

    The Company anticipates that its earnings for the first and second quarters of fiscal 1999 will be substantially less than its earnings for the first and second quarters of fiscal 1998. The first and second quarters of fiscal 1998 benefited from the complete utilization of all of the Company's manufacturing resources and low input costs relative to the market price of pasta which was influenced by an industry shortage of capacity. The lower earnings comparison for the first and second quarters of fiscal year 1999 is also due to the recent competitiveness in the pasta market, temporary increases in its cost of goods sold resulting from the requirement to toll mill a portion of the members' durum to meet semolina needs, the Company's durum purchase commitments and costs associated with a lower utilization of pasta manufacturing assets. Completion of the mill expansion project, which is expected to occur in March 1999, will eliminate the dependency on toll milling.

COMPARISON OF FISCAL YEARS ENDED JULY 31, 1997 AND 1996

    NET REVENUES. Net revenues increased 40%, or $20.2 million, coinciding with a 38% increase in pasta volumes sold.

    Retail sales increased 67% over the same period last fiscal year and represented 49% of total sales for the fiscal year, up from 40% in fiscal 1996. The Company did not add any major retail customers in fiscal 1997, but the impact of a full year of sales for three private label accounts added in fiscal 1996, significant increases at four existing private label accounts and the development of the Company's "Zia Briosa" branded label sales provided most of the increase. Revenues from co-packing were down $818,000 and government bid sales decreased $600,000 from fiscal year 1996.

    Representing 26% of fiscal 1997 total sales (34% in fiscal 1996), foodservice sales volumes were up 7%. The foodservice increase was predominantly the result of the addition of two new significant accounts late in fiscal 1996. Several large accounts showed sales growth, but co-pack sales decreased $1.9 million.

    Ingredient sales increased by 34% for the year and remained relatively constant as a percentage of total sales at 25%. Most of the increase resulted from a new customer added in the first quarter of fiscal 1996.

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

    COST OF PRODUCT SOLD. Increased pasta production, with its resulting increase in durum bushels ground, contributed $12.7 million of the $15.0 million increase in cost of product sold. Because of short-term deficiencies during the Company's expansion, the Company purchased over 10 million pounds of pasta more in fiscal 1997 than in fiscal 1996, adding $3.5 million to the cost of sales. A 12% decrease in average cost of durum was partially offset by higher average prices for packaging and freight.

    MARKETING, GENERAL AND ADMINISTRATIVE ("MG&A") EXPENSES. Increased marketing staffing and activities associated with the increase in sales and increased information technology expenditures were the primary drivers in the $1.0 million rise in MG&A expense. As a percentage of net revenues, however, MG&A was unchanged at 5.0% of net revenues.

    INTEREST EXPENSE. Interest expense for the year decreased by $311,000. The average outstanding debt balance was $800,000 lower in fiscal 1997 than in fiscal 1996, and the average interest rate was down one percent. The Company capitalized $307,000 of interest in fiscal 1997. In fiscal 1997, the Company adjusted its fiscal 1996 estimated patronage from the St. Paul Bank as the Bank significantly reduced its patronage refunds for the calendar year fiscal 1996 from historical levels. Such adjustment increased fiscal 1997 interest expense by $95,000. The Company has continued to accrue estimated patronage refunds at the reduced level for calendar year 1997--such reduction increased fiscal 1997 interest expense by $167,000 from historical patronage levels.

    NET INCOME. As a result of the above, net income increased $4,308,000, or 165%, over last year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements include the construction or acquisition of manufacturing facilities and equipment and the expansion of working capital to meet its growth requirements. The Company meets these liquidity requirements from cash provided by operations, sales of equity and outside debt financing.

    In early 1996, the Company raised $9.7 million in net proceeds through the sale of equity stock to its existing members and other durum growers. These proceeds, together with long-term debt financing, were used in the Company's $20.5 million expansion of its mill and pasta manufacturing facilities in Carrington, North Dakota. In February 1998, the Company issued $11.0 million in new debt, assumed $13.9 million of existing debt and issued $2.3 million in preferred stock to acquire 100% of the outstanding common stock of Primo. With this acquisition, the Company acquired manufacturing facilities specializing in retail production. The acquisition has allowed the Company to meet customer product demands internally and has provided the Company with capacity for future marketing efforts. The addition of this debt reduced the Company's equity position as it relates to outstanding debt.

    The Company has utilized outside financing on a short-term basis to fund its operations and expansion projects until permanent financing is issued. Such short-term financing has been provided by the St. Paul Bank for Cooperatives ("the Bank"). The Company has a short-term line of credit with the Bank of $11,000,000. Borrowings against the line are secured by cash, receivables and inventories.

    The Company's long-term financing requirements have historically been provided exclusively by the Bank. The Company entered into an amended loan agreement (the "Loan Agreement") on July 23, 1998 with the Bank. The Loan Agreement provides the Company with a total of approximately $72.8 million in term and seasonal loans and commitments, bearing either variable or fixed interest rates. Variable interest rates on term and seasonal loans are based on the lender's cost of funds, and are subject to an adjustment (increase or decrease) depending on whether the Company is in compliance with certain financial covenants. The Company is charged a fee of .10% on the daily outstanding balance of term loans and commitments payable on the last day of each calendar quarter. The Company also is a charged a commitment fee of .625% on the daily outstanding commitments payable on the last day of each calendar quarter. The Loan Agreement also requires, among other things, that the Company maintain a minimum current ratio, minimum net ownership ratio and minimum debt service coverage ratio.

    In August 1998, the Company issued $27.0 million in debt through a private placement to institutional investors and used the proceeds to repay certain outstanding long and short-term debt.

    The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. The Company is required to maintain a current ratio of 1.35:1, a net ownership ratio (adjusted to reflect a current ratio of 1.35:1) of not less than 40%, and a debt service coverage ratio of not less than 1.25:1, measured for the previous twelve month period ending July 31 of each year. The Company cannot, without Bank approval, pay cash patronage greater than 20% of qualified patronage allocations, pay dividends on capital stock in excess of minimum requirements, or revolve any owner equity if such action will cause a noncompliance position in any financial condition without the prior written consent of the Bank. The Company's consolidated net worth may not be less than the sum of (a) $27,000,000 plus (b) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998. The Company's trailing twelve month ratio of consolidated cash flow to consolidated fixed charges may not be less than 2:1 at the end of each fiscal quarter, nor can the ratio of consolidated funded debt to consolidated cash flow exceed 4:1 for the period including July 31, 1999, 3.5:1 for the period ended January 31, 2000 and 3:1 thereafter. As of July 31, 1998, the Company is in compliance with its debt agreements.

    The Company's net cash used in operating activities was $2.8 million for the twelve months ended July 31, 1998, compared to cash provided by operating activities of $8.0 million and $3.6 million for the years ended July 31, 1997 and 1996, respectively. The negative cash provided by operations for fiscal year 1998 was primarily due to increased inventories of $10.5 million and the prepayment of expenses for marketing and consulting services and durum purchases. The increase in inventories was in response to sales growth, especially in the retail segment, and the Company's commitment to meeting its customers' delivery requirements.

    While cash provided by operating activities declined by $10.8 million from last year, consolidated cash flow (as defined in the Company's loan agreements) increased from $12.3 million to $18.3 million.

    Cash used in investing activities are primarily for the construction and installation of milling and pasta equipment and, in fiscal year 1998, for the acquisition of Primo. Expenditures for the purchase of property and equipment totaled $9.2 million, $17.8 million and $1.5 million for the twelve months ended July 31, 1998, 1997 and 1996, respectively. Additionally, the Company expended a net $8.0 million in cash to acquire Primo. The increase in spending in fiscal years 1997 and 1998 was for the addition of the second mill and two additional pasta manufacturing lines at the Company's Carrington, North Dakota facility. In fiscal year 1998, the Company began the installation of a seventh pasta line in Carrington, a $5.5 million project on which $4.0 million had been expended as of July 31, 1998. In fiscal year 1998, the Company also entered into agreements for an estimated $10.5 million mill expansion project and an estimated $1.3 million ERP software replacement project, for which an aggregate of $1.5 million has been expended as of July 31, 1998. The Company anticipates that the software project will be completed by December, 1998 and that the mill expansion project will be completed by March 1999.

    Net cash provided by financing activities totaled $21.5 million and $8.6 million for the years ended July 31, 1998 and 1997, respectively, while net cash used in financing activities was $0.7 million for the year ended July 31, 1996. The $21.5 million was the result of the issuance of $27.2 million in long and short-term debt. In fiscal 1997, such debt issuances totaled $10.9 million. Patronage distributions to members of the Cooperative from profits on the grain provided by the members totaled $4.7 million, $1.8 million and $0.9 million for the years ended July 31, 1998, 1997 and 1996, respectively, which approximated 70% of the respective prior year's patronage earnings of the Cooperative. Such distributions were declared in October and paid in November of each year. If the Company's Board of Directors follows a consistent policy for the fiscal year ended July 31, 1998, such a distribution would reduce the Company's equity position below the 40% required under the terms of the loan agreements and would require approval of the Company's lenders. While retention of these earnings would maintain the equity position and reduce the Company's requirements for additional equity, such retention would deny the members the opportunity to assess their individual financial situation in making their investment decisions.

    On September 30, 1998 the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed offering of up to 3,679,000 shares of Equity Stock and up to 500 shares of Membership Stock. The shares of Equity Stock will be offered on a priority basis to members of the Company as of December 1, 1998 at a per share price of $7.50. The shares will be sold directly by the Company on a best effort basis without the assistance of any underwriter or agent. The Company intends to use the net proceeds from the proposed offering to complete the mill expansion project, replace the working capital used in the construction of the seventh pasta line and to re-enhance its equity position which was reduced by the issuance and assumption of debt associated with the Primo acquisition. There is no assurance that any or all of the shares of Equity Stock offered will be sold.

    If the Company does not receive at least 50% of the maximum net proceeds (or $13.6 million) from the proposed offering, the Company will be required to consider other alternatives which would provide access to the capital necessary for the Company's continued activities and growth. Those strategies could include deferral or reduction of capital expenditures, the adoption of a program to retain a larger portion of patronage distributions than has been the Company's historical practice, the adoption of a longer term unit retain program or obtaining additional debt financing, which could be expected to be difficult to obtain and could be expected to carry higher costs than the Company's previous financing activities. In addition to consideration of such interim solutions, the Board of Directors has engaged in preliminary analysis of longer-term alternative activities and strategies which would provide the Company with access to suitable amounts of capital; that preliminary analysis has included consideration of a wide range of possibilities, including, but not limited to, obtaining equity investment from institutional investors, the use of alternate business structures, and entering into joint ventures with either strategic or financial goals. However, the Company has not pursued any of the short-term or long-term alternatives to date and expects to do so only to the extent that the proposed offering and the Company's operations do not provide the necessary resources for the Company.

YEAR 2000

    Many computer and other software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modification in order to be year 2000 compliant. This issue may have a material adverse affect on the operations and financial performance of the Company because computer and other systems are integral parts of the Company's manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

    The Company is in the process of reviewing its computer and other hardware and software systems and has recently begun upgrading systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or replacement. The Company currently anticipates that this upgrading will be completed during fiscal year 1999. The Company has alternate plans in the event that critical systems upgrading is not completed on time which the Company believes are sufficient to meet the Company's internal needs.

    Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurance that the upgrade of the Company's computer systems will be free of defects or that the Company's alternate plans will meet the Company's needs. If any such risks materialize, the Company could experience material adverse consequences to its operations and financial performance, substantial costs or both.

    Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company's suppliers and customers. The Company has begun contacting its significant suppliers and customers as part of its Year 2000 compliance action plan to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of year 2000 compliance issues with its suppliers and customers.

    The Company expects to incur up to $500,000 during fiscal year 1999 to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with becoming year 2000 compliant will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                          DAKOTA GROWERS PASTA COMPANY

                                                                      PAGE
                                                                      ----
Report of Independent Auditors......................................   23

Consolidated Balance Sheet..........................................   24

Consolidated Statements of Operations...............................   26

Consolidated Statements of Changes in Members' Investment...........   27

Consolidated Statements of Cash Flows...............................   28

Notes to Consolidated Financial Statements..........................   29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Dakota Growers Pasta Company
Carrington, North Dakota

    We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company (a North Dakota Cooperative) as of July 31, 1998, and 1997, and the related consolidated statements of operations, changes in members' investments and cash flows for the years ended July 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company as of July 31, 1998, and 1997, and the results of its operations and its cash flows for the years ended July 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

/s/ Eide Bailly LLP

Fargo, North Dakota
September 3, 1998

                          DAKOTA GROWERS PASTA COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             JULY 31, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                                                1998       1997
                                                                                             ----------  ---------
Current assets:
  Cash and cash equivalents................................................................  $      182  $       5
                                                                                             ----------  ---------
  Receivables:
    Trade accounts receivable, less allowance for cash discounts and doubtful accounts of
      $174 and $218........................................................................      12,404      8,048
    Other receivable.......................................................................         742        239
                                                                                             ----------  ---------
        Total receivables..................................................................      13,146      8,287
                                                                                             ----------  ---------
  Inventories..............................................................................      21,935      8,700
                                                                                             ----------  ---------
  Prepaid expenses.........................................................................       3,915        536
                                                                                             ----------  ---------
        Total current assets...............................................................      39,178     17,528
                                                                                             ----------  ---------
  Property and equipment:
    In service.............................................................................      89,270     51,450
    Construction in process................................................................       5,463      5,709
    Accumulated depreciation and amortization..............................................     (13,596)    (8,635)
                                                                                             ----------  ---------
        Net property and equipment.........................................................      81,137     48,524
                                                                                             ----------  ---------
  Investment in St. Paul Bank for Cooperatives.............................................       2,086      1,804
                                                                                             ----------  ---------
  Other assets.............................................................................       2,136        883
                                                                                             ----------  ---------
        Total assets.......................................................................  $  124,537  $  68,739
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                 See notes to consolidated financial statements

                          DAKOTA GROWERS PASTA COMPANY

                             JULY 31, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                      LIABILITIES AND MEMBERS' INVESTMENT

                                                                                                1998       1997
                                                                                             ----------  ---------
Current liabilities:
  Notes payable and current portion of long-term debt......................................  $    4,033  $   2,634
  Accounts payable.........................................................................       5,748      3,432
  Excess outstanding checks over cash on deposit...........................................       2,336      2,457
  Accrued grower payments..................................................................       1,354      1,116
  Accrued liabilities......................................................................       2,894      1,560
                                                                                             ----------  ---------
        Total current liabilities..........................................................      16,365     11,199

Commitments and contingencies
Long-term debt, net of current portion.....................................................      66,056     27,131
Deferred income taxes......................................................................       4,900     --
Other liabilities..........................................................................          88     --
                                                                                             ----------  ---------
        Total liabilities..................................................................      87,409     38,330
                                                                                             ----------  ---------
Preferred stock:
  Redeemable preferred stock:
  Series A, 6% cumulative, $100 par value, issued 1,000 and 3,000 shares in 1998 and 1997,
    respectively...........................................................................         100        300
  Series B, 2% non-cumulative, $100 par value, issued 1,525 shares in 1998 and 1997........         153        153
                                                                                             ----------  ---------
        Total preferred stock..............................................................         253        453
                                                                                             ----------  ---------
Members' investment:
  Convertible preferred stock:
    Series D, 6% non-cumulative, $100 par value, issued 23,038 shares in 1998..............       2,304     --
  Membership stock, $125 par value, issued 1,101 and 1,084 shares in 1998 and 1997,
    respectively...........................................................................         137        135
  Equity stock, $2.50 par value, issued 7,356,059 shares in 1998 and $3.85 par value,
    issued 4,904,034 shares in 1997........................................................      18,390     18,881
  Additional paid in capital...............................................................       4,101      3,610
  Accumulated allocated earnings...........................................................       2,914        413
  Accumulated unallocated earnings.........................................................       9,029      6,917
                                                                                             ----------  ---------
      Total members' investment............................................................      36,875     29,956
                                                                                             ----------  ---------
        Total liabilities and members' investment..........................................  $  124,537  $  68,739
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                 See notes to consolidated financial statements

                          DAKOTA GROWERS PASTA COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JULY 31, 1998, 1997 AND 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Net revenues (net of discounts and allowances of $10,709, $7,694, and $5,452 for
  1998, 1997 and 1996, respectively)............................................  $  119,621  $  70,702  $  50,494
Cost of product sold............................................................     100,229     58,357     43,318
                                                                                  ----------  ---------  ---------
Gross proceeds..................................................................      19,392     12,345      7,176
Marketing and general and administrative expenses...............................       6,754      3,542      2,532
                                                                                  ----------  ---------  ---------
Operating proceeds..............................................................      12,638      8,803      4,644
Other income (expense):
  Interest and other income.....................................................          63         39        101
  Loss on retirement of property, plant and equipment...........................      --           (104)    --
  Interest expense, net.........................................................      (3,327)    (1,812)    (2,123)
                                                                                  ----------  ---------  ---------
Income before income taxes......................................................       9,374      6,926      2,622
Expense of (benefit from) income taxes..........................................      --         --              4
                                                                                  ----------  ---------  ---------
Net income from patronage and non-patronage business............................       9,374      6,926      2,618
Dividends on preferred stock....................................................          15         36         39
                                                                                  ----------  ---------  ---------
Earnings from patronage and non-patronage business available for members........  $    9,359  $   6,890  $   2,579
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Average equity shares outstanding...............................................       7,356      7,356      5,568
Earnings from patronage and non-patronage business per average equity share outstanding:
    Basic.......................................................................  $     1.27  $     .94  $     .46
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
    Fully diluted...............................................................  $     1.24  $     .94  $     .46
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                See notes to consolidated financial statements.

                          DAKOTA GROWERS PASTA COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS

                    YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                                      UNALLOCATED
                                                                             ALLOCATED            ACCUMULATED EARNINGS
                      SERIES D                          ADDITIONAL     ACCUMULATED EARNINGS            (DEFICIT)
                      PREFERRED   MEMBERSHIP   EQUITY    PAID-IN     -------------------------   ----------------------
                        STOCK       STOCK       STOCK    CAPITAL     QUALIFIED   NON-QUALIFIED   PATRONAGE   NON-MEMBER    TOTAL
                      ---------   ----------   -------  ----------   ---------   -------------   ---------   ----------   -------
BALANCE, JULY 31,
  1995..............   $             $122      $11,997    $  782      $             $             $   513      $  83      $13,497
Preferred dividends
  declared..........                                                                                             (39)         (39)
Net membership stock
  issued
  (redeemed)........                   13                                                                                      13
Equity stock
  issued............                             6,884     2,950                                                            9,834
Subscriptions
  forfeited.........                                           2                                                                2
Expenses of stock
  offering..........                                        (124)                                                            (124)
Net income (loss)
  for the year ended
  July 31, 1996.....                                                                                2,635        (17)       2,618
Patronage
  allocations.......                                                      935                        (935)
Patronage paid......                                                     (935)                                               (935)
                      ---------     -----      -------  ----------   ---------      ------       ---------     -----      -------
BALANCE, JULY 31,
  1996..............                  135       18,881     3,610            0                       2,213         27       24,866
Preferred dividends
  declared..........                                                                                  (36)                    (36)
Net income (loss)
  for the year ended
  July 31, 1997.....                                                                                7,283       (357)       6,926
Patronage
  allocations.......                                                    1,800          413         (2,213)
Patronage paid......                                                   (1,800)                                             (1,800)
                      ---------     -----      -------  ----------   ---------      ------       ---------     -----      -------
BALANCE, JULY 31,
  1997..............                  135       18,881     3,610            0          413          7,247       (330)      29,956
Preferred dividends
  declared..........                                                                                  (15)                    (15)
Preferred Series D
  stock issued......    2,304                                                                                               2,304
Net membership stock
  issued............                    2                                                                                       2
Reallocation of
  additional paid-in
  capital due to
  three for two
  equity stock
  credit and
  revolution of
  equity stock par
  value from $3.85
  to $2.50 per
  share.............                              (491)      491
Net income (loss)
  for the year ended
  July 31, 1998.....                                                                                9,951       (577)       9,374
Patronage
  allocations.......                                                    4,746        2,501         (7,247)
Patronage paid......                                                   (4,746)                                             (4,746)
                      ---------     -----      -------  ----------   ---------      ------       ---------     -----      -------
BALANCE, JULY 31,
  1998..............   $2,304        $137      $18,390    $4,101      $     0       $2,914        $ 9,936      $(907)     $36,875
                      ---------     -----      -------  ----------   ---------      ------       ---------     -----      -------
                      ---------     -----      -------  ----------   ---------      ------       ---------     -----      -------

                See notes to consolidated financial statements.

                          DAKOTA GROWERS PASTA COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JULY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Cash flows provided by (used in) operating activities:
Net income...........................................................................  $   9,374  $   6,926  $   2,618
Add (deduct) non-cash items:
  Depreciation and amortization......................................................      4,849      3,138      2,430
  Non-cash portion of patronage dividends............................................       (282)       (51)      (274)
  Loss on retirement of property, plant and equipment................................     --            164     --
Changes in assets and liabilities:
  Trade receivables..................................................................       (990)    (3,174)    (1,404)
  Other receivables..................................................................        (96)        84        288
  Inventories........................................................................    (10,462)    (1,963)       (50)
  Prepaid expenses...................................................................     (3,078)      (386)      (120)
  Other assets.......................................................................       (433)    --         --
  Accounts payable...................................................................     (1,413)       543        136
  Excess outstanding checks over cash on deposit.....................................       (121)     2,457     --
  Grower payables....................................................................        238       (729)       262
  Other accrued liabilities..........................................................       (345)     1,026       (262)
                                                                                       ---------  ---------  ---------
  Net cash provided by (used in) operating activities................................     (2,759)     8,035      3,624
                                                                                       ---------  ---------  ---------
Cash flows used in investing activities:
  Purchases of property and equipment................................................     (9,389)   (17,837)    (1,489)
  Acquisition of Primo net of cash acquired..........................................     (8,011)    --         --
  Payments for package design costs..................................................     (1,172)      (263)      (140)
                                                                                       ---------  ---------  ---------
  Net cash used in investing activities..............................................    (18,572)   (18,100)    (1,629)
                                                                                       ---------  ---------  ---------
Cash flows provided by (used in) financing activities:
  Net issuance of short-term debt....................................................      7,608      2,200     --
  Issuance of long-term debt.........................................................     19,618      8,700     --
  Payments on long-term debt.........................................................       (759)       (67)    (9,195)
  Retirement of preferred stock......................................................       (200)      (367)      (150)
  Dividends paid on preferred stock..................................................        (15)       (44)      (147)
  Membership stock issued............................................................          2          2         14
  Membership stock retired...........................................................     --             (2)        (1)
  Equity stock issued................................................................     --         --          9,834
  Subscriptions forfeited............................................................     --         --              2
  Expenses of stock offering.........................................................     --         --           (124)
  Patronage distributions............................................................     (4,746)    (1,800)      (935)
                                                                                       ---------  ---------  ---------
Net cash provided by (used in) financing activities..................................     21,508      8,622       (702)
                                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................................        177     (1,443)     1,293
Cash and cash equivalents, beginning of period.......................................          5      1,448        155
                                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of period.............................................  $     182  $       5  $   1,448
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest.........................................................................  $   4,411  $   2,120  $   2,556
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
    Income taxes.....................................................................  $  --      $  --      $     (72)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued dividends on Series A preferred stock......................................  $  --      $  --      $       8
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Acquisition of Primo Piatto, Inc.
    Working capital over the cash....................................................  $   1,439
    Property and equipment, net......................................................     27,721
    Deferred income tax liability....................................................     (4,900)
    Other long-term liabilities......................................................        (88)
    Long-term debt assumed...........................................................    (13,857)
    Preferred stock issued...........................................................     (2,304)
                                                                                       ---------
    Cash paid to acquire Primo Piatto, Inc...........................................  $   8,011
                                                                                       ---------
                                                                                       ---------

                See notes to consolidated financial statements.

                          DAKOTA GROWERS PASTA COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--

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

    The Company acquired 100% of the outstanding stock of Primo Piatto, Inc. ("Primo"), a Minnesota-based pasta manufacturer, on February 23, 1998. The acquisition has been recorded using the purchase method of accounting.

PRINCIPLES OF CONSOLIDATION--

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

ESTIMATES--

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS--

    Certain amounts previously reported in the financial statements as of July 31, 1997 and for the years ended July 31, 1997 and 1996 have been reclassified to facilitate comparability with the statements as of July 31, 1998 and for the year ended July 31, 1998. Such reclassifications have no effect of the net result of operations.

ADVERTISING--

    Costs of advertising and promotions are expensed as incurred.

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS--

    Cash and cash equivalents include cash on hand and in financial institutions.

TRADE ACCOUNTS RECEIVABLE AND REVENUE--

    The Cooperative grants credit to its customers located throughout the United States. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts which totaled $174,000 and $218,000 as of July 31, 1998 and 1997, respectively.

    Revenues are presented net of discounts and allowances of $10,709,000, $7,694,000 and $5,452,000 for the years ended July 31, 1998, 1997 and 1996, respectively. No customer represented greater than 10% of revenues for the years ended July 31, 1998, 1997 and 1996.

INVENTORIES--

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

PROPERTY AND EQUIPMENT--

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

    Interest capitalized totaled $186,000 and $307,000 for the years ended July 31, 1998 and 1997. Direct labor capitalized totaled $124,000 and $55,000 for the years ended July 31, 1998 and 1997, respectively.

    The initial acquisition of land is stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

    Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 39.5 years. Depreciation expense totaled $4,497,000, $2,862,000 and $2,318,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

    As a result of the purchase of Primo Piatto, Inc., the Company has an excess of its cost of investment over the book value of net assets acquired from the subsidiary This amount has been recorded as an increase in the value of property and equipment and is being amortized over a 15 year period.

INVESTMENTS IN THE ST. PAUL BANK FOR COOPERATIVES (THE "BANK")--

    Investments in the St. Paul Bank for Cooperatives are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCRUED GROWER PAYMENTS--

    Accrued grower payments represent amounts due to growers for amounts withheld from durum purchases pursuant to the growers agreement and delivery policy.

INTEREST EXPENSE, NET--

    The Company earns patronage refunds from the St. Paul Bank for Cooperatives (the "Bank") based on its share of the net interest income earned by the Bank. These patronage refunds received or estimated to be received are applied against interest expense.

INCOME TAXES--

    The Company is a non-exempt cooperative for federal income tax purposes. Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code. The Company is subject to income taxes on earnings from non-patronage sources. The provision for income taxes relates to the results of operations from non-patronage business, state income taxes and certain other permanent differences between financial and income tax reporting. For the years ended July 31, 1998, 1997 and 1996, net income allocable to patronage business totaled $9,951,000, $7,283,000 and $2,635,000, respectively.

MEMBERS' INVESTMENT--

    The Cooperative is a nonprofit membership corporation, organized with capital stock.

    Accumulated unallocated earnings represents cumulative net income which has not been allocated to members, while accumulated non-qualified allocated earnings represents earnings which have been allocated to members based on patronage but not distributed or qualified for income tax purposes.

    The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of wheat flour containing spring wheat flour purchased from non-members, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, rental income, interest income on invested funds and any income taxes assessed on non-member business.

    Cooperative organizations have 8 1/2 months after their fiscal year-end to make patronage allocations in the form of written notices of allocation or cash. As such, these allocations are normally reflected in the financial statements in the period in which such allocations are declared by the Board of Directors. Accordingly, the allocations for the fiscal year ended July 31, 1998 are not reflected in the accompanying consolidated financial statements.

STOCK OPTIONS--

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

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 2. INVENTORIES

    The major components of inventories as of July 31, 1998 and 1997 are as follows (in thousands):

                                                                             1998       1997
                                                                           ---------  ---------
Durum....................................................................  $   1,091  $   1,536
Finished goods and by-products...........................................     17,815      5,896
Packaging and ingredients................................................      3,029      1,268
                                                                           ---------  ---------
                                                                           $  21,935  $   8,700
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 3. PROPERTY AND EQUIPMENT

    Details relative to property and equipment are as follows (in thousands):

                                                                            1998       1997
                                                                         ----------  ---------
Land and improvements..................................................  $    2,156  $     922
Buildings..............................................................      14,754     12,285
Equipment..............................................................      55,139     38,243
Excess of cost over the net book value of assets acquired from the
  subsidiary...........................................................      17,221
                                                                         ----------  ---------
    Property and equipment in service..................................      89,270     51,450
    Construction in process............................................       5,463      5,709
  Accumulated depreciation and amortization............................     (13,596)    (8,635)
                                                                         ----------  ---------
                                                                         $   81,137  $  48,524
                                                                         ----------  ---------
                                                                         ----------  ---------

NOTE 4. OTHER ASSETS

    The breakdown of other assets is as follows (in thousands):

                                                                                 1998       1997
                                                                               ---------  ---------
Syndication and trademark costs--net.........................................  $       7  $      22
Package design costs--net....................................................      1,471        636
Estimated patronage refunds..................................................        369        211
Debt issuance costs..........................................................        238
Other........................................................................         51         14
                                                                               ---------  ---------
                                                                               $   2,136  $     883
                                                                               ---------  ---------
                                                                               ---------  ---------

    The syndication and trademark costs are recorded at cost and are being amortized on a straight-line basis over five years beginning at the commencement of operations on January 1, 1994.

    The Company capitalizes the initial cost incurred in the development of packaging designs for new customers and products. These costs are amortized over five years. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 4. OTHER ASSETS (CONTINUED)
remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $682,000 and $345,000 as of July 31, 1998 and 1997, respectively.

    Effective August 1, 1996 the Company revised the period over which it amortizes packaging printing plates and packaging design development costs from 15 years to 5 years. Such change in accounting estimate reduced net income for the year ended July 31, 1997 by $285,000.

    The debt issuance costs relate to expenditures incurred in obtaining long-term debt. These costs are being amortized over the life of the related debt.

NOTE 5. SHORT-TERM DEBT

    The Cooperative has a $11.0 million seasonal line of credit with the St. Paul Bank for Cooperatives, which is secured by property and equipment and current assets of the company.

    The seasonal line of credit has a variable interest rate and matures on January 31, 1999. For the years ended July 31, 1998 and 1997, the balances were $9,808,000 and $2,200,000 respectively. Due to the refinancing on August 11, 1998, described in Note 6, the seasonal line of credit is presented in the long-term debt for comparative purposes.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended July 31, 1997, 1996 and 1995 are as follows (in thousands, except interest rates):

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Maximum borrowings..............................................  $  10,823  $   4,825  $   4,700
Average borrowing levels........................................      5,748      2,205      1,268
Average interest rates..........................................       7.67%      7.57%      8.89%

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 6. LONG-TERM DEBT

    Information regarding long-term debt at July 31, 1998 and 1997 is as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Term loans due to St. Paul Bank for Cooperatives due in quarterly installments of $685,000 plus interest through December 31, 2004, interest at 8.14% to 10.22%, with first lien on substantially all property and equipment................................................  $  17,724  $  18,409
Construction Term loan due to St. Paul Bank for Cooperatives due in quarterly installments of $625,000 plus interest through December 31,
  2004, interest at 8.14% to 8.76%, collateralized by property and
  equipment.............................................................     14,175      8,700
Term loan due to St. Paul Bank for Cooperatives due in quarterly installments of $1,000,000 plus interest through September 30, 2005, variable interest, currently 8.14%, collateralized by property and
  equipment.............................................................     16,000     --
Term loan from St. Paul Bank for Cooperatives due in annual principal installments of $1,200,000 through September 30, 2008, interest at
  5.71%, collateralized by property and equipment.......................     12,000     --
Seasonal loan, variable interest, currently 7.69%.......................      9,808      2,200
Term loan from the City of Carrington, due in monthly installments
  through 2003, interest rate of 4%.....................................        282        336
Convertible debt from Northern Plains Cooperative, due in annual
  installments through 2003, non-interest bearing.......................         50         60
Convertible debt from Dakota Central Telecommunications, due in annual
  installments through 2003, non-interest bearing.......................         50         60
                                                                          ---------  ---------
    Total long-term debt................................................     70,089     29,765
    Current maturities..................................................     (4,033)    (2,634)
                                                                          ---------  ---------
    NET LONG-TERM DEBT..................................................  $  66,056  $  27,131
                                                                          ---------  ---------
                                                                          ---------  ---------

    Aggregate future maturities required on long-term debt are as follows (in thousands):

YEARS ENDING JULY 31,
-----------------------------------------------------------------------------------
1999...............................................................................  $   4,033
2000...............................................................................      4,448
2001...............................................................................      6,521
2002...............................................................................      6,523
2003...............................................................................      6,503
Thereafter.........................................................................     42,061
                                                                                     ---------
                                                                                     $  70,089
                                                                                     ---------
                                                                                     ---------

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 6. LONG-TERM DEBT (CONTINUED)
    On August 11, 1998, the Cooperative issued $18.0 million 7.04% Senior Secured Guaranteed Notes, Series A, due August 1, 2008 and $9.0 million 7.14% Senior Secured Guaranteed Notes, Series B, due August 1, 2010. Proceeds from the note issuance was used to retire: the $16.0 million St. Paul Bank for Cooperatives term loan due September 30, 2005; prepay $175,000 of the St. Paul Bank Construction Term Loan due December 31, 2004; and prepay $4.7 million of the St. Paul Bank Term Loan due December 31, 2004. The remaining $6.1 million was used to reduce the Cooperative's seasonal St. Paul Bank operating loan. The Cooperative incurred debt issuance costs of approximately $238,000 which will be amortized over the life of the notes. Future minimum principal payments required as a result of the issuance have been reflected in the above amounts.

    The Company has a $12,000,000 letter of credit commitment with the St. Paul Bank for Cooperatives. The letter of credit commitment is subject to a commitment fee of .625% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

    The Company has a loan agreement with the Bank containing certain covenants related to, among other matters, the maintenance of certain working capital, ownership and debt service ratios. As of July 31, 1998 and 1997, the Company has met these loan covenants.

    The Company has convertible debt related to two non-interest bearing notes with annual installments of $10,000 each. Per the loan agreements, from March 1, 1995 through February 1, 2003, the Company shall have the privilege of converting the unpaid balance of indebtedness into series B preferred stock. The holders of the debt do not have the option to convert this debt.

    The Company incurred $4,137,000, $2,187,000, and $2,485,000 of interest on long and short-term debt and other obligations in fiscal years 1998, 1997 and 1996, respectively. $186,000 and $307,000 of interest was capitalized in 1998 and 1997, respectively. Patronage income from the Bank of $624,000, $68,000, and $362,000 has been netted for the years ended July 31, 1998, 1997 and 1996, respectively.

NOTE 7. MEMBERS' INVESTMENT

    On July 24, 1997, the Board of Directors voted to split the outstanding equity stock on a three for two basis effective August 1, 1997. The Board of Directors also voted to adjust the par value per share of equity stock to $2.50. Each member of record as of August 31, 1997 received three shares of equity stock, par value $2.50, in exchange for two shares, par value $3.85. At July 31, 1998 the Company had issued and outstanding 1,101 shares of membership stock and 7,356,059 shares of equity stock.

    Under the terms of the Cooperative's bylaws, the Cooperative's net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually based on the volume of patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). The distribution can be in the form of cash or credits to each member-producer's patronage credit account which has been established on the books of the cooperative. For presentation purposes only, the company has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period. The Company has reflected the effect of the three for two stock split effective August 1, 1997 as if it were in effect during the years ended July 31, 1997 and 1996.

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 7. MEMBERS' INVESTMENT (CONTINUED)
    A qualified patronage allocation of $4,745,258 ($1.00 per bushel) and a non-qualified patronage allocation of $2,500,751 ($.527 per bushel) representing the allocation of the 1997 fiscal earnings, was authorized by the Board of Directors in October 1997. $4,745,258 of the qualified allocation was distributed in November 1997. A patronage allocation of $1,800,000, $.50 per bushel, representing the allocation of 1996 fiscal earnings, was authorized by the Board of Directors in October 1996 and was distributed in November 1996. Additionally, $413,000 ($.115 per bushel) was allocated to the members but not distributed or qualified for income tax purposes.

NOTE 8. PREFERRED STOCK

    The Company is authorized to issue 50,000 shares of preferred stock with a par value of $100 per share. As of July 31, 1998 the Company has 25,563 issued and outstanding shares of preferred stock in three series. Preferred Stock Series A and B are redeemable pursuant to agreement and Preferred Stock Series D is convertible.

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

    As of July 31, 1998 the Company has 1,000 shares of preferred series A stock outstanding.

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

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 8. PREFERRED STOCK (CONTINUED)
    As of July 31, 1998 the Company has 1,525 shares of preferred series B stock outstanding.

    Each share of preferred series D stock shall receive payment of non-cumulative dividends at the rate of 6% per annum, calculated on the par value of the preferred stock. The preferred series D stock dividends shall be declared and paid each year prior to any patronage dividend or other dividend or distributions being paid to the Company's membership. The preferred series D stock dividends shall also be paid prior to any dividends paid on preferred series B stock.

    Each share of preferred series D stock is convertible into ten shares of the Company's equity stock upon written notice to the Company at least 45 days prior to the end of the then current trimester marketing period. The conversion ratio shall be proportionately adjusted at any time the outstanding shares of equity stock are increased or decreased without payment by or to the Company or the Company's members.

    As of July 31, 1998, 23,038 shares of preferred stock series D are outstanding.

NOTE 9. EMPLOYEE BENEFIT PLANS

    Dakota Growers Pasta Company and Primo Piatto, Inc. have implemented 401(k) plans covering employees who have met age and service requirements. The plans cover employees who have reached 21 years of age and completed six-months of service as defined in the plan document. The amount to be contributed annually by the companies is discretionary. Contributions totaled $135,000, $31,000 and $28,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

    Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Contributions for the period from February 23, 1998 to July 31, 1998 totaled $49,000.

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

    A deferred income tax liability of $4.9 million was recorded in 1998 related to timing differences associated with the excess of cost over the net book value of the Primo Piatto, Inc. assets acquired during

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 10. INCOME TAXES (CONTINUED)
1998. The timing difference totaled $12.3 million. The deferred tax liability was calculated using an income tax rate of 40%.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 1998.

NOTE 12. OPERATING LEASES

    The Company leases various warehouse facilities in North Dakota, as well as various items of equipment, primarily forklifts and computers.

    Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

YEARS ENDING JULY 31,
-------------------------------------------------------------------------------------
1999.................................................................................  $     694
2000.................................................................................        656
2001.................................................................................        573
2002.................................................................................        344
2003.................................................................................          7
                                                                                       ---------
                                                                                       $   2,274
                                                                                       ---------
                                                                                       ---------

    Lease expense totaled $798,000, $404,000, and $304,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 13. COMMITMENTS AND CONTINGENCIES

    During fiscal 1998, the Company entered agreements for an estimated $10.5 million mill expansion project. At July 31, 1998, $881,000 has been expended. The Company also entered agreements for an ERP software replacement project. The total project cost, including installation costs, is estimated at $1.3 million, of which $622,000 has been expended in the year ended July 31, 1998.

    In July 1997 the Company entered into agreements to purchase an additional pasta line. The total estimated project cost, including mill enhancements and packaging equipment, is expected to aggregate $5.5 million, of which $4.0 million has been expended through July 31, 1998.

    On January 1, 1996, the Company became self-insured with respect to certain employee medical costs. Terms of the plan include a stop-loss provision which limits the Company's liability to $20,000 per claim with an aggregate stop-loss maximum totaling approximately $466,000 for calendar year 1998. Through July 31, 1998 the Company has charged $253,000 against its 1998 maximum liability.

    The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 1998, the Company has outstanding commitments for grain purchases totaling $7,549,000.

    In accordance with the Stock Purchase Agreement, each of the previous Primo shareholders have the right to elect to receive a loan from Dakota Growers Pasta Company for the payment of taxes attributable to the preferred stock portion of the purchase price. The Company may loan in the aggregate the lesser of the computed tax liability or $900,000. Each note will bear interest at a rate of 6% payable annually, with all outstanding principal and interest being due three years from the original date of the loan. Each note shall be secured by preferred stock shares.

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

NOTE 14. STOCK OPTION PLANS

    On January 31, 1997 the Company's Compensation Committee of the Board of Directors (the "Compensation Committee") adopted the Dakota Growers Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to provide benefits to participants in the form of additional compensation for services which have been or will be rendered as an inducement for continuing as employees of the Company. The Plan was ratified by membership at its annual meeting on January 10, 1998.

    The Plan is administered by the Compensation Committee. The Compensation Committee or the Board of Directors have the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees.

    Options granted under the Plan are for the purchase of preferred stock at fair market value, convertible into equity stock at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares which may be issued pursuant to options granted under the Plan is fifteen thousand (15,000).

    The conversion ratio is 24 shares of Equity Stock for each share of Preferred Stock. The conversion ratio shall be proportionately adjusted if the Company increases the outstanding shares of equity stock

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 14. STOCK OPTION PLANS (CONTINUED)
without the payment of consideration by the members for such additional shares (e.g. stock split, stock dividend or other action).

    5,728 options have been granted under this Plan and must be exercised within ten years from the date such options are granted. Options are exercisable only by the employee during the employee's lifetime. In the event of the employee's termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse. The employee must sell or dispose of the preferred stock, or equity stock upon conversion, within 15 months from the date of employment termination.

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

    As of July 31, 1998 the Company had outstanding options to purchase 5,728 preferred shares. As of July 31, 1998, 3,809 options are exercisable, convertible into 91,416 shares of equity stock. No options have been exercised as of July 31, 1998.

    The Company did not record any compensation expense during the year ended July 31, 1998 and July 31, 1997 related to the issuance or exercise of stock options.

    The pro forma application of Statement of Financial Accounting Standard
(SFAS) No. 123 "Accounting for Stock-Based Compensation" would not have a material impact on net income and earnings per share.

    Assumptions used to estimate the fair values of the options:

Risk-free interest rate...........................................    6.54%
Expected life.....................................................  10 years
Expected dividends................................................    None

NOTE 15. ACQUISITION

    On February 23, 1998, Dakota Growers Pasta Company acquired 100% of the outstanding stock of Primo Piatto, Inc., a Minnesota-based pasta manufacturer, for cash and convertible preferred stock. Primo's physical assets consist of two pasta production facilities and a distribution center located in the Minneapolis, Minnesota metropolitan area. The Company has accounted for the acquisition using the purchase method. The statement of operations for the year ended July 31, 1998 contains the operating results of Primo for the period February 23, 1998 through July 31, 1998.

    The shares of Primo were acquired for consideration consisting of a cash payment of $11,000,000 and the issuance of 23,038 shares ($100 par) of Dakota Grower's convertible preferred stock. 3,864 shares of the convertible preferred stock will be held in escrow pending the resolution of certain outstanding issues.

                          DAKOTA GROWERS PASTA COMPANY

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

NOTE 15. ACQUISITION (CONTINUED)
    Assets and liabilities purchased were as follows:

Cash..............................................................  $   2,989
Accounts receivable...............................................      3,773
Inventory.........................................................      2,772
Prepaid expenses..................................................        301
P P & E (Historic cost)...........................................     10,500
Excess of cost over the net book value of assets acquired.........     17,221
  Less liabilities assumed........................................    (24,252)
                                                                    ---------
    Total consideration...........................................  $  13,304
                                                                    ---------
                                                                    ---------

    The following summary presents the pro forma consolidated results of operations of the Company as if the business combination had occurred on August 1, 1996 (in thousands except earnings per share):

                                                                         YEARS ENDING JULY 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Revenues...............................................................  $  125,535  $  70,702
Earnings from patronage and non-patronage business.....................       9,560      6,926
Earnings from patronage and non-patronage business per average equity share outstanding:
    Basic..............................................................  $     1.30  $     .94
    Fully diluted......................................................        1.26        .94

    The above pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date assumed above.

         ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

    The Board of Directors consists of nine member-directors, each of whom represents one of the nine geographic districts. Each Director is elected by members residing in the district represented by the directors. Every three years, the Bylaws require that the incumbent Board of Directors appoint a redistricting committee to review the boundaries of the districts. The committee will recommend any changes in the district boundaries necessary or appropriate to maintain equitable representation of not more than a fifteen percent variance of the number of members in each district. If the Board of Directors approves the recommendations of the committee, the recommendation will be submitted to the members for approval, rejection or modification. The next redistricting review is scheduled to occur in calendar year 2000.

    The table below sets forth certain information concerning the current directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

NAME AND ADDRESS                          AGE       DISTRICT       TERM EXPIRES
----------------------------------------  ---  ------------------  ------------
John S. Dalrymple, III(1)(2) ...........  50   Cass-Barnes             2000
  P.O. Box 220                                 Number 4
  Casselton, ND 58012
Allyn K. Hart ..........................  59   Northeast               1999
  RR 1, Box 61                                 Number 6
  Wales, ND 58281
Roger A. Kenner(3) .....................  49   Lake Region             2001
  RR 2, Box 53                                 Number 8
  Leeds, ND 58346
James F. Link ..........................  71   Southeast               2000
  1304 4th Street North                        Number 3
  Wahpeton, ND 58075
Eugene J. Nicholas(1)(2) ...............  53   North Central           2001
  RR 1                                         Number 7
  Cando, ND 58324
John D. Rice, Jr.(3) ...................  44   Durum Triangle          2000
  RR 2, Box 104                                Number 9
  Maddock, ND 58348
Jeffrey O. Topp ........................  39   South Central           2001
  RR 1, Box 23                                 Number 2
  Grace City, ND 58445
Curtis R. Trulson(1)(2) ................  46   Western                 1999
  RR 1, Box 62                                 Number 1
  Ross, ND 58776
Michael E. Warner(1)(2) ................  48   East Central            1999
  RR 2, Box 119                                Number 5
  Hillsboro, ND 58045

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

(3) Mr. Kenner and Mr. Rice are first cousins.

    JOHN S. DALRYMPLE III. Mr. Dalrymple has been chairman of the board of directors of the Company since 1991. He has been a state representative since 1984. Mr. Dalrymple also is Chairman of the House Appropriations Committee and Chairman of the Budget Section of the North Dakota House of Representatives. Mr. Dalrymple also serves on the board of directors of United Spring Wheat Processors and the U.S. Durum Growers Association. He has been a farmer in the Casselton area since 1971. He received a bachelor of arts in American Studies from Yale University.

    ALLYN K. HART. Mr. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier area since 1961. He is secretary and a member of the board of directors of Cavalier County Job Development Authority. Mr. Hart also serves on the board of directors of Maple Manor Nursing Home. Mr. Hart received a bachelor of science from North Dakota State University.

    ROGER A. KENNER. Mr. Kenner has been a director of the Company since 1991. He is the State Chairman of the North Dakota Simmental Association. He also serves on the board of directors of North Dakota State University President's Advisory Council and the North Dakota Certified Seed Producer. He has been a farmer in Leeds since 1964. Mr. Kenner received a bachelor of science in 1971 from North Dakota State University.

    JAMES F. LINK. Mr. Link has been a director of the Company since 1991. Mr. Link has served on the boards of directors of Farm Credit and Minn-Dak Farmers Cooperative. Mr. Link served on the Pro-Gold Corn Plan Development Committee. He has been a farmer in the Wahpeton area since 1947.

    EUGENE J. NICHOLAS. Mr. Nicholas has been a director of the Company since 1991. Mr. Nicholas has been a state representative since 1974. He serves as chairman of the North Dakota House of Representatives Agriculture Committee. Mr. Nicholas also serves on the boards of directors of the U.S. Durum Growers Association, Towner County Bank, Cando, and the Durum Triangle Economic Development Committee. Mr. Nicholas received a bachelor of science in Business Economics from North Dakota State University.

    JOHN D. RICE, JR. Mr. Rice is the vice chairman of the board of directors of the Company and has been a director of the Company since 1991. Mr. Rice currently serves on the board of directors of the National Bank, Harvey, N.D., and as clerk of the Educational Trust. He also served on the boards of directors of National Pasta Association and U.S. Durum Growers Association. Mr. Rice also serves as a trustee for Maddock Zion Lutheran Church. He has been a farmer in the Maddock area since 1968. Mr. Rice received an associate of science in agricultural economics from North Dakota State University.

    JEFFREY O. TOPP. Mr. Topp has been a director of the Company since 1991. He is also president of the Eddy County Agriculture Improvement Association. He is a partner of T-T Ranch. He has been a farmer in the Grace City area since 1978.

    CURTIS R. TRULSON. Mr. Trulson has been secretary/treasurer of the Board of Directors and a director of the Company since 1991. He serves on the board of directors of the North Dakota Grain Growers Association and previously served on the board of directors of the National Association of Wheat Growers. He has been a farmer in Mountrail County, North Dakota, since 1975. Mr. Trulson received a bachelor of science in Business Administration from the University of North Dakota.

    MICHAEL E. WARNER. Mr. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer since 1967 and is currently owner/operator of Mike Warner Farm near Hillsboro, North Dakota. Mr. Warner is chairman of the board of directors of United Spring Wheat Processors and Northern Plains Consortium, a regional development group. He also serves on the boards of directors of Warner Equipment Co., and Meritcare Health Systems of Fargo, North Dakota. Mr. Warner received a bachelor of science in pharmacy from North Dakota State University.

DIRECTORS COMPENSATION

    The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a per diem payment of $200 (except for the Chairman who receives $250 per day) for any day on which a director undertakes activities on the Company's behalf, including board meetings and other Company functions, (ii) a monthly fee of $450, and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

EXECUTIVE OFFICERS

    The table below lists the principal officers of the Company. Officers are elected annually by the Board of Directors.

NAME                                  AGE                                      POSITION
--------------------------------      ---      -------------------------------------------------------------------------
Timothy J. Dodd.................          43   President and General Manager
Gary E. Mackintosh..............          46   Executive Vice President, Sales and Marketing
Susan M. Clemens................          37   Vice President, Human Resources and Administration
James D. Cochran................          31   Vice President, Supply Chain
Thomas P. Friezen...............          39   Vice President, Finance
Maurice D. Hanson...............          52   Vice President, Logistics
Radwan Ibrahim..................          54   Vice President, Quality Assurance
John C. Lawrie..................          48   Vice President, Operations (Minnesota)
David E. Tressler...............          44   Vice President, Operations (North Dakota)

    TIMOTHY J. DODD. Mr. Dodd is the President and General Manager of the Company. Prior to joining the Company in December 1991, he had been since 1988 the vice president of manufacturing of the American Italian Pasta Co., a durum milling and pasta production company located in Missouri. He received a bachelor of science in milling science and management from Kansas State University.

    GARY E. MACKINTOSH. Mr. Mackintosh has been Executive Vice President--Sales and Marketing since August 1, 1998. Mr. Mackintosh has served as Vice President--Sales from 1996 to 1998 and General Manager of Sales from 1991 to 1995. From 1988 to 1991 he was director of retail sales at American Italian Pasta Co. From 1978 to 1988 he was regional sales manager for The Prince Company, a pasta manufacturer. He received a bachelor of business in administration from The Barney School, University of Hartford, Connecticut.

    SUSAN M. CLEMENS. Ms. Clemens has been Vice President--Human Resources and Administration since February 20, 1998. From August 1997 to February 1998, she was Vice President of Human Resources and Administration at Primo Piatto, Inc. Ms. Clemens was Senior Human Resources Manager at Borden Foods from January 1993 to August 1997. Ms. Clemens also is a director of U-Ship, Inc. and Faribault Woolen Mills. Ms Clemens has a bachelor degree in business and education from the University of Wisconsin--Stout.

    JAMES D. COCHRAN. Mr. Cochran has been Vice President--Supply Chain since February 20, 1998. From 1997 to 1998, he was Vice President of New Business Development at Primo Piatto, Inc. Mr. Cochran held various positions with Borden Foods from 1990 to 1996, most recently as Materials Manager. Mr. Cochran has a bachelor of science degree in industrial engineering from Purdue University and a masters degree in manufacturing engineering from the University of St. Thomas, St. Paul, Minnesota.

    THOMAS P. FRIEZEN. Mr. Friezen joined the Company in April 1995 as Vice President--Finance. From September 1991 to April 1995 he was the Accounting Supervisor at Arizona Electric Power Cooperative, an electricity generation and transmission company. Prior to that Mr. Friezen was the Accounting Manager at Williston Basin Interstate Pipeline, a natural gas transmission company. He received a bachelor of science in accounting from University of Mary, Bismarck, North Dakota and is a certified public accountant.

    MAURICE D. HANSON. Mr. Hanson has been with the Company since 1993. From 1989 to 1991, he was plant manager for American Italian Pasta Company. Before that, Mr. Hanson worked for various food manufacturers for nine years as traffic manager. He received his bachelor of science degree in business from Valley City State University, North Dakota.

    RADWAN IBRAHIM. Mr. Ibrahim has been Vice President--Quality Assurance since February 20, 1998. From August 1997 to February 1998, he served as Chief Technical Officer and Vice President of Primo Piatto, Inc. Mr. Ibrahim also was Group Quality Control Manager at Borden Foods from 1992 to 1997. Mr. Ibrahim received a bachelor of science degree in food science and a masters degree in cereal technology from Alexandria University, Egypt and holds a Ph.D. degree in cereal chemistry from North Dakota State.

    JOHN C. LAWRIE. Mr. Lawrie, Vice President--Operations (Minnesota facilities) since February 28, 1998, has over 25 years experience in the food industry, with the last 16 years in the pasta industry. He spent 13 years as a plant manager with Borden before organizing the management buy-out of the New Hope and Minneapolis pasta plants from Borden in 1997. He received his bachelor of science degree from Edinburgh University in Scotland.

    DAVID E. TRESSLER. Mr. Tressler, currently Vice President--Operations (Carrington facilities) joined the Company in February 1992 as a Project Engineer. Prior to joining the Company, Mr. Tressler worked as a director of engineering at American Italian Pasta Comany, where he was responsible for monitoring the completion of the initial pasta plant. From 1977 to 1988 he was plant engineer at International Multi-Foods, Inc. He received a bachelor of science degree in industrial engineering from Iowa State University at Ames, Iowa.

                        ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid to the Company's President and General Manager and each of the Company's most highly-compensated officers for services rendered to the Company during the fiscal year ended July 31, 1998 and the two prior fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                           LONG-TERM
                                                                                                         COMPENSATION
                                                                                                            AWARDS
                                                                        ANNUAL COMPENSATION             ---------------
                                                              ----------------------------------------    SECURITIES
                                                    FISCAL                             OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION                          YEAR       SALARY      BONUS     COMPENSATION(1)       OPTIONS
-------------------------------------------------  ---------  ----------  ---------  -----------------  ---------------
Timothy J. Dodd .................................  1998       $  167,692  $  56,561      $   5,203               506
  President and General Manager                    1997          145,577      1,531          1,907             3,413
                                                   1996          120,000      1,426          1,800            --
Gary E. Mackintosh ..............................  1998          133,462     16,531          2,882               338
  Executive Vice President--Sales and Marketing    1997           97,153      6,720            328               760
                                                   1996           72,038     14,800            332            --
Thomas P. Friezen ...............................  1998          103,519     14,531          4,232               169
  Vice President, Finance                          1997           75,715      1,531            757               542
                                                   1996           77,473      1,572             60            --
David E. Tressler ...............................  1998           91,454     21,226          1,198            --
  Vice President, Operations                       1997           78,728     31,226          1,820            --
  (North Dakota)                                   1996           79,560      1,126          1,564            --
John C. Lawrie(2) ...............................  1998           46,891     --              1,934            --
  Vice President, Operations                       1997           --         --             --                --
  (Minnesota)                                      1996           --         --             --                --

------------------------

(1) Includes the Company's 401(k) matching contribution and with respect to Mr. Dodd, Mr. Mackintosh and Mr. Friezen the taxable portion of reimbursable business expenses.

(2) Mr. Lawrie joined the Company in February, 1998 in connection with the Primo acquisition.

    The following table sets forth certain information with respect to stock options granted to the named executive officers during the fiscal year ended July 31, 1998.

                       OPTION GRANTS IN FISCAL YEAR 1998

                                                                                      POTENTIAL REALIZABLE VALUE
                                     PREFERRED                                        AT ASSUMED ANNUAL RATES OF
                                       SHARES      PERCENT                             STOCK PRICE APPRECIATION
                                     UNDERLYING    OF TOTAL   EXERCISE                    FOR OPTION TERM(1)
                                      OPTIONS      OPTIONS     PRICE     EXPIRATION   --------------------------
NAME                                  GRANTED      GRANTED     ($/SH)       DATE         5%              10%
-----------------------------------  ----------   ----------  --------   ----------   ---------       ----------
Timothy J. Dodd....................      506          50%       $150      1/1/2008    $  48,576       $  120,934
Gary E. Mackintosh.................      338          33%       $150      1/1/2008       32,448           80,782
Thomas P. Friezen..................      169          17%       $150      1/1/2008       16,224           40,391
David E. Tressler..................      --           --         --         --           --               --
John C. Lawrie.....................      --           --         --         --           --               --

------------------------

(1) The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration of the option term using the 5% and 10% appreciation rates established in SEC regulations, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the stock. The values shown do not consider nontransferability or termination of the unexercisable options upon termination of such employee's service relationship with the Company.

    The following table summarizes the total number of options held at the end of fiscal year 1998 by the named executive officers. No options were granted or exercised in fiscal 1998.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998 AND
                         FISCAL YEAR END OPTION VALUES

                                                                     VALUE OF UNEXERCISED
                                        NUMBER OF SECURITIES             IN-THE-MONEY
                                       UNDERLYING UNEXERCISED        OPTIONS AT JULY 31,
                                      OPTIONS AT JULY 31, 1998             1998(1)
                                     ---------------------------  --------------------------
NAME                                 EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
-----------------------------------  ----------  ---------------  -----------  -------------
Timothy J. Dodd....................       2,000         1,919      $ 160,000    $   128,220
Gary E. Mackintosh.................       1,098        --          $  70,940        --
Thomas P. Friezen..................         711        --          $  48,430        --
David E. Tressler..................      --            --             --            --
John C. Lawrie.....................      --            --             --            --

------------------------

(1) There is no public trading market for the Company's securities. The values have been calculated assuming the conversion of each preferred share into 24 shares of Equity Stock and based on the offering price of $7.50 per Share to current members in the proposed offering less the option exercise price (before the payment of applicable taxes.)

COMPENSATION PLANS

    On January 31, 1997 the Compensation Committee of the Board of Directors adopted the Dakota Growers Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to provide benefits to participants in the form of additional compensation for services which have been or will be rendered as an inducement for continuing as employees of the Company. The Plan was ratified by the members at the annual meeting in January 1998.

    The Plan is administered by the Compensation Committee. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees.

    Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, convertible into Equity Stock at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares which may be issued pursuant to options granted under the Plan is fifteen thousand (15,000). Each share of Series C Preferred Stock carries a non-cumulative dividend of 6% per annum. Under the terms of the Plan, the option price may not be less than the fair market value of the Series C Preferred Stock at the time the option is granted. To date no options have been exercised or converted.

    The conversion ratio is 24 shares of Equity Stock for each share of Series C Preferred Stock after adjustment for the 3-for-2 stock split declared effective August 1, 1997. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Equity Stock without the payment of consideration by the members for such additional shares (e.g. stock split, stock dividend or other action).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are John S. Dalrymple III, Eugene
J. Nicholas and Curtis R. Trulson. None of these directors is or has been an officer or employee of the Company. During fiscal year 1998, no executive officer of the Company served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Since the Company is a cooperative with voting rights arising from ownership of a share of Membership Stock, each member has equal voting rights of one vote per member. No director or officer owns beneficially more than .65% of the Company's issued and outstanding Membership Stock; the directors as a group beneficially own approximately 2.3% of the issued and outstanding Membership Stock. With regard to the Equity Stock, no director or officer owns beneficially more than 3.5% of the issued and outstanding shares. The directors, as a group, beneficially own approximately 8.7% of the Company's issued and outstanding Equity Stock.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Each of the Company's directors is also an agricultural producer and a member of the Company. By virtue of their membership status and ownership of Equity Stock, each director is obligated to deliver durum wheat to the Company. The Company makes payments to each director for such deliveries and the payments often exceed $60,000. However, the amount and terms of the payments received by the directors (or the entities they represent) are made on exactly the same basis as those received by other members of the Company for the delivery of their durum wheat. Except for durum wheat sales, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    Independent Auditor's Report

    Consolidated Balance Sheets as of July 31, 1998 and 1997

    Consolidated Statements of Operations for the years ended July 31, 1998, 1997 and 1996

    Consolidated Statements of Changes in Members' Investment for the years ended July 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORTS ON FORM 8-K

    The Company filed an amended Report on Form 8-K on May 27, 1998 to disclose the final purchase price for the acquisition of Primo Piatto, Inc. and to file the audited financial statements of Primo Piatto, Inc. as of and for the period ended September 30, 1997 and the unaudited pro forma financial statements of the Company as of and for the six months ended January 31, 1998.

EXHIBITS

       3.1   Certified Articles of Incorporation of Dakota Growers Pasta Company. (Incorporated
             by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834,
             for the quarter ended January 31, 1997.)

       3.2   Bylaws of Dakota Growers Pasta Company. (Incorporated by reference from the
             Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended
             January 31, 1997.)

       4.1   Note Purchase Agreement dated July 15, 1998. (Incorporated by reference from the
             Company's Registration Statement on Form S-1, File No. 333-65071.)

      10.1   Form of Growers Agreement between the Company and members of the Company. (Incorpo-
             rated by reference from the Company's Quarterly Report on Form 10-Q, File No.
             33-99834, for the quarter ended January 31, 1997.)

      10.2   Series A Preferred Stock Purchase Agreement dated October 28, 1992 between the
             Company and the State of North Dakota acting by and through North Dakota Future
             Fund, Inc., including Amendment to Preferred Stock Purchase Between Dakota Growers
             Pasta Company and North Dakota Future Fund dated August 26, 1995. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File
             No. 33-99834, declared effective January 26, 1996.)

      10.3   Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by
             reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File
             No. 33-99834, declared effective January 26, 1996.)

      10.4   Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by
             reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File
             No. 33-99834, declared effective January 26, 1996.)

      10.5   Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to
             Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No.
             33-99834, declared effective January 26, 1996.)

      10.6   Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to
             Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No.
             33-99834, declared effective January 26, 1996.)

      10.7   Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company, dated
             May 1, 1997. (Incorporated by reference to Exhibit 10.10 to the Company's Annual
             Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September
             30, 1998, File No. 33-99834.) Confidential treatment has been requested with respect to portions of this Exhibit.

      10.8   Loan Agreement dated July 23, 1998 between the Company and St. Paul Bank for
             Cooperatives and related Promissory Notes. (Incorporated by reference to Exhibit
             10.5 to the Company's Registration Statement on Form S-1, File No. 333-65071.)
             Confidential treatment has been requested with respect to portions of this Exhibit.

      10.9   Sample Broker Agreement between Dakota Growers Pasta Company and Sinco, Inc. dated
             May 1, 1995. (Incorporated by reference to Exhibit 10.15 to the Company's
             Registration Statement on Form S-1, File No. 33-99834, declared effective January
             26, 1996.)

      10.10  Agreement between Dakota Growers Pasta Company and JP Foodservice, Inc. dated March
             7, 1997. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30,
             1998, File No. 33-99834.) Confidential treatment has been requested with respect to portions of this Exhibit.

      10.11  Consulting Agreement between Dakota Growers Pasta Company and Peninsula Trading Com-
             pany, Inc. dated October 15, 1997. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.)

      10.12  Incentive Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30,
             1998.) *

      27     Financial Data Schedule. (Incorporated by reference from the Company's Registration
             Statement on Form S-1, File No. 333-65071.)

------------------------

*   Executive compensation plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DAKOTA GROWERS PASTA COMPANY

                                By:             /s/ TIMOTHY J. DODD
                                     -----------------------------------------
                                                  Timothy J. Dodd,
                                           PRESIDENT AND GENERAL MANAGER,
                                          AND PRINCIPAL EXECUTIVE OFFICER

Dated: October 28, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ TIMOTHY J. DODD        General Manager
------------------------------    (Principal Executive       October 28, 1998
       Timothy J. Dodd            Officer)

    /s/ THOMAS P. FRIEZEN       Vice President--Finance
------------------------------    (Principal Financial and   October 28, 1998
      Thomas P. Friezen           Accounting Officer)

  /s/ JOHN S. DALRYMPLE III
------------------------------  Director                     October 28, 1998
    John S. Dalrymple III

    /s/ JOHN D. RICE, JR.
------------------------------  Director                     October 28, 1998
      John D. Rice, Jr.

     /s/ CURT R. TRULSON
------------------------------  Director                     October 28, 1998
       Curt R. Trulson

      /s/ ALLYN K. HART
------------------------------  Director                     October 28, 1998
        Allyn K. Hart

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ ROGER A. KENNER
------------------------------  Director                     October 28, 1998
       Roger A. Kenner

      /s/ JAMES F. LINK
------------------------------  Director                     October 28, 1998
        James F. Link

    /s/ EUGENE J. NICHOLAS
------------------------------  Director                     October 28, 1998
      Eugene J. Nicholas

     /s/ JEFFREY O. TOPP
------------------------------  Director                     October 28, 1998
       Jeffrey O. Topp

    /s/ MICHAEL E. WARNER
------------------------------  Director                     October 28, 1998
      Michael E. Warner