Form 10-K/A
period 1998-07-31
DAKOTA GROWERS PASTA CO
filed 1998-11-04
CIK 1004154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There is no established public market for the Registrant's voting stock or equity stock. Although there is a limited, private market for shares of the Registrant's equity stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates. As of October 28, 1998, the number of shares outstanding of the Registrant's voting stock, par value $125.00, was 1,101 shares, and its equity stock, par value $2.50, was 7,356,059 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Dated: November 4, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ TIMOTHY J. DODD        General Manager
------------------------------    (Principal Executive       November 4, 1998
       Timothy J. Dodd            Officer)

    /s/ THOMAS P. FRIEZEN       Vice President--Finance
------------------------------    (Principal Financial and   November 4, 1998
      Thomas P. Friezen           Accounting Officer)

  /s/ JOHN S. DALRYMPLE III
------------------------------  Director                     November 4, 1998
    John S. Dalrymple III

    /s/ JOHN D. RICE, JR.
------------------------------  Director                     November 4, 1998
      John D. Rice, Jr.

     /s/ CURT R. TRULSON
------------------------------  Director                     November 4, 1998
       Curt R. Trulson

      /s/ ALLYN K. HART
------------------------------  Director                     November 4, 1998
        Allyn K. Hart

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ ROGER A. KENNER
------------------------------  Director                     November 4, 1998
       Roger A. Kenner

      /s/ JAMES F. LINK
------------------------------  Director                     November 4, 1998
        James F. Link

    /s/ EUGENE J. NICHOLAS
------------------------------  Director                     November 4, 1998
      Eugene J. Nicholas

     /s/ JEFFREY O. TOPP
------------------------------  Director                     November 4, 1998
       Jeffrey O. Topp

    /s/ MICHAEL E. WARNER
------------------------------  Director                     November 4, 1998
      Michael E. Warner