Form 10-Q
period 1998-10-31
DAKOTA GROWERS PASTA CO
filed 1998-12-16
CIK 1004154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended October 31, 1998

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,103 shares of membership stock, par value $125.00, and 7,356,059 shares of equity stock, par value $2.50, outstanding as of December 15, 1998.






FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share information)

                                                    October 31,  July 31,
                                                       1998        1998
                                                    ----------- -----------
                                                          (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $   184     $   182
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $29 and $174 .................................    12,031      12,404
   Other receivables ..............................       949         742
                                                    ----------- -----------
   Total receivables ..............................    12,980      13,146
   Inventories ....................................    24,026      21,935
   Prepaid expenses ...............................     4,197       3,915
                                                    ----------- -----------
      Total current assets ........................    41,387      39,178
Property and equipment
   In service .....................................    95,257      89,030
   Construction in process ........................     3,788       5,463
   Accumulated depreciation .......................   (15,022)    (13,518)
                                                    ----------- -----------
      Net property and equipment ..................    84,023      80,975

Investment in St. Paul Bank for Cooperatives ......     2,086       2,086

Other assets ......................................     2,230       2,298
                                                    ---------- -----------
      Total assets ................................  $129,726    $124,537
                                                    =========== ===========























The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                    October 31,  July 31,
                                                       1998        1998
                                                    ----------- -----------
                                                          (unaudited)

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $10,209     $ 4,033
   Accounts payable ...............................     5,802       5,748
   Excess outstanding checks over cash on deposit .     1,711       2,336
   Accrued grower payments ........................       841       1,354
   Accrued dividends ..............................     7,404
   Accrued liabilities ............................     3,989       2,894
                                                    ----------- -----------
      Total current liabilities ...................    29,956      16,365

Commitments and contingencies .....................
Long-term debt, net of current portion ............    63,207      66,056
Deferred income taxes .............................     4,900       4,900
Other long-term liabilities .......................        88          88
                                                    ----------- -----------
      Total liabilities ...........................    98,151      87,409
                                                    ----------- -----------
Preferred stock:
   Redeemable preferred stock:
     Series A, 6%, cumulative $100 par value,
       issued 500 and 1,000 shares, respectively ..        50         100
     Series B, 2% non-cumulative, $100 par value,
       issued 525 and 1,525, respectively .........        53         153
                                                    ----------- -----------
      Total preferred stock .......................       103         253
                                                    ----------- -----------
Members' investment:
   Convertible preferred stock:
      Series D, 6% non-cumulative, $100 par value,
     issued 23,038 shares..........................     2,304       2,304
   Membership stock, $125 par value, issued 1,103
     and 1,101 shares, respectively ...............       137         137
   Equity stock, $2.50 par value, issued 7,356,059
     shares .......................................    18,390      18,390
   Additional paid in capital .....................     4,101       4,101
   Accumulated allocated earnings .................     4,895       2,914
   Accumulated unallocated earnings ...............     1,645       9,029
                                                    ----------- -----------
      Total members' investment ...................    31,472      36,875
                                                    ----------- -----------
      Total liabilities and members' investment ...  $129,726    $124,537
                                                    =========== ===========






The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                     Three Months Ended
                                                         October 31,
                                                       1998        1997
                                                    ----------- -----------
                                                          (unaudited)
Net revenues (net of discounts and allowances of
   $4,450 and $1,721, respectively ................   $31,508     $22,852

Cost of product sold ..............................    25,878      17,486
                                                    ----------- -----------
      Gross proceeds ..............................     5,630       5,366

Marketing, general and administrative expenses ....     2,367         809
                                                    ----------- -----------
      Operating proceeds ..........................     3,263       4,557

Other income (expense):
   Interest and other income ......................         2          36
   Interest expense, net ..........................   ( 1,264)    (   556)
                                                    ----------- -----------
Income before income taxes ........................     2,001       4,037

Income taxes expense ..............................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     2,001       4,037
Dividends on preferred stock ......................        65           5
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 1,936     $ 4,032
                                                    =========== ===========

Average equity shares outstanding .................     7,356       7,356
Fully diluted average equity shares outstanding ...     7,805       7,411

Earnings from patronage and non-patronage business per average equity share outstanding:

   Basic ..........................................   $   .26     $   .55
                                                    =========== ===========
   Fully Diluted ..................................   $   .26     $   .55
                                                    =========== ===========













The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Three Months Ended
                                                         October 31,
                                                       1998        1997
                                                    ----------- -----------
                                                          (unaudited)
Cash flows from operating activities:
   Net Income .....................................  $  2,001    $  4,037
   Add (deduct) non-cash items:
     Depreciation and amortization ................     1,674         877
     Non-cash portion of patronage dividend .......   (    67)    (    36)
     Interest capitalized .........................   (    57)    (    77)
     Loss on retirement of assets .................         7
   Changes in assets and liabilities:
     Trade receivables ............................   (   373)    (   406)
     Accounts receivable from growers .............               ( 1,089)
     Other receivables ............................   (   207)    (    80)
     Inventories ..................................   ( 2,091)    (   912)
     Prepaid expenses and other assets ............   (   324)    ( 1,560)
     Accounts payable .............................        54       1,657
     Excess outstanding checks over cash on deposit   (   625)    ( 2,457)
     Grower payables ..............................   (   513)        253
     Other accrued liabilities ....................     1,137     (    94)
                                                    ----------- -----------
      Net cash from (used in) operating activities      1,362         925
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............   ( 4,522)    ( 2,113)
   Lease improvements, packaging development and
     purchase of other assets .....................   (    15)   (   191)
                                                    ----------- -----------
     Net cash used in investing activities.........   ( 4,537)   ( 2,304)

Cash flows from financing activities:
   Net issuance of short-term debt ................     3,350     ( 2,200)
   Issuance of long-term debt .....................                 5,800
   Payments on long-term debt .....................   (    23)    (    14)
   Preferred stock retired ........................   (   150)    (    50)
   Dividends on preferred stock ...................               (     5)
                                                    ----------- -----------
      Net cash from financing activities ..........     3,177       3,531
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................         2       2,152
Cash and cash equivalents, beginning of period ....       182           5
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........  $    184    $  2,157
                                                    =========== ===========

Non-cash investing and financing activities:
   Declaration of patronage distribution ..........  $  7,339    $  4,745
   Declaration of preferred dividends .............        65           5
                                                    ----------- -----------
                                                     $  7,404    $  4,750
                                                    =========== ===========

The accompanying notes are an integral part of these financial statements.

                         DAKOTA GROWERS PASTA COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

   The following notes should be read in conjunction with the notes to financial statements for the year ended July 31, 1998, as filed in the Company's Form 10-K.

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

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at October 31, 1998, and for the three month period ended October 31, 1998 and 1997, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1998, was derived from the Company's audited annual report for 1998. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

The financial information included herein as of October 31 and July 31, 1998 and for the three month period ended October 31, 1998 includes the consolidated balances and results of operations of Dakota Growers and its wholly-owned subsidiary, which was acquired on February 23, 1998 and disclosed in NOTE 3. The Company has eliminated intercompany balances, and intercompany sales and purchases, from the consolidated balances and results.

   NOTE 3. ACQUISITION - On February 23, 1998, Dakota Growers Pasta Company acquired 100% of the outstanding stock of Primo Piatto, Inc., a Minnesota-based pasta manufacturer, for cash, the assumption of debt and the issuance of convertible preferred stock. Primo's physical assets consist of two pasta production facilities and a distribution center located in the Minneapolis, Minnesota metropolitan area. The Company has accounted for this acquisition by the purchase method. The details of the acquisition are more fully described in the Company's Form 10-K for the year ended July 31, 1998.

   NOTE 4. INVENTORIES - Inventories of $24,026,000 at October 31, 1998, include raw materials of $4,667,000 and finished goods and by-products of $19,359,000. At July 31, 1998, inventories of $21,935,000 included raw materials of $4,120,000 and finished goods and by-products of $17,815,000.

   NOTE 5. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business. For the three months ended October 31, 1998 and 1997, net income allocable to patronage business was $1,971,000 and $3,983,000, respectively.


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

A qualified patronage allocation of $7,338,000, $1.00 per bushel delivered by members, was authorized by the Board of Directors in October 1998 and distributed in November 1998. Additionally, $1,981,000, $.27 per bushel, was allocated to the members but neither distributed nor qualified for income tax purposes. A qualified patronage allocation of $4,745,000, $1.00 per bushel, was authorized by the Board of Directors in October 1997 and distributed in November 1997. Additionally, $2,501,000, $.527 per bushel, was allocated to the members but neither distributed nor qualified for income tax purposes.

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

The Company has not established any provision for income taxes for the nine months ended October 31, 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

   Forward-Looking Statements

      The following discussion contains forward-looking statements. Such statements are subject to risks and uncertainties, including those discussed in the Company's 1998 Form 10-K under "Risk Factors", that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements.

   Results of Operations

   Comparison of the Three Months ended October 31, 1998 and 1997

      For the quarter ended October 31, 1998, the Company's earnings totaled $1.9 million. While down as anticipated from the $4.0 million earned last year, these results exceeded forecasted expectations by over 8%.

      Pasta sales volumes continue to increase, up 47% over last year, and net revenues from pasta sales increased by 54% for the period. The net earnings impact of these increased pasta sales was $1.9 million. Most of the sales increase was in private label retail, where we estimate we now have an industry-leading market share of 37%.

      The increase in private label retail sales resulted in additional costs associated with higher inventories. In comparing quarters, we incurred $0.6 million of increased transfer freight and storage and handling costs moving this inventory to forward distribution centers. It has also led to the enhancement of our sales and sales service team, resulting in $0.4 million of additional costs.

      In February 1998, we acquired additional retail manufacturing facilities in the Minneapolis, Minnesota area. This acquisition was in response to increasing customer demand, and has allowed us to meet customer product requirements internally, and thus control our own quality and service levels. It also provides us with capacity for the continuing growth of our existing customers and for future marketing efforts. While providing these benefits, there is a period impact of the lower utilization of these facilities. Staffing for administrative, quality assurance, sanitation, engineering and maintenance are adequate for a much higher utilization. We estimate the cost of under-utilizing this experienced staff at $1.4 million for the quarter. The depreciation and interest associated with the new facilities totaled an additional $0.8 million. These costs were partially offset by an estimated $0.6 million savings from reducing our outside purchases of pasta.

      Our existing milling operations are not sufficient to meet the current semolina requirements for pasta manufacturing, causing us to have a portion of our members' durum to be toll milled by a third party. We estimate that the earnings impact of this toll milling was $0.3 million for the quarter. A reduction in the livestock feeding industry and increased competition from other sources of feed lowered the price we were able to realize from the sale of by-products of our durum milling operations. This price decline had an estimated $1.2 million impact on net revenues for the quarter.


      As we entered the new fiscal year, we had durum and flour purchase commitments that were high relative to the market price of pasta, the result of an extremely favorable conclusion to the durum-growing season and changes in the pasta industry resulting in excess capacity and competitiveness in the pasta market. As previously disclosed, these conditions were exactly opposite from those experienced in the first half of last fiscal year. We estimate that this impact on the first quarter of fiscal 1999 compared to last year was $1.8 million, almost entirely offsetting the $2.1 million benefit derived from the balance of our durum purchases.

      Overall cost of sales were up $8.4 million, due to increased sales and the increase resulting from the fixed costs of quality assurance, sanitation, engineering, maintenance and depreciation associated with the lower utilization of pasta assets.

      Marketing, general and administrative expenses (MG&A), at 7.5% of net revenues were more than double the 3.5% of net revenues last year. Most of the impact was due to the factory administration impact of the lower utilization of pasta assets and enhancement of sales and sales support costs. A change in the member durum delivery mechanism resulted in a reduction of $200,000 in cash available to the Company, most of which is kept by the members. The enhancement of our information technology department to focus on the Year 2000 issue, electronic data interchange and the installation of a technology support structure to drive the new ERP software system added approximately $70,000 in MG&A expense.

      Interest expense increased $0.7 million, primarily due to the debt issued for the acquisition of the Minnesota facilities. Debt restructuring in July and August reduced our average interest rates, resulting in savings of $73,000 for the quarter.

      We continue to anticipate that the conditions discussed above will exist, although to a lesser degree, through the second quarter of fiscal 1999, resulting in earnings that will be slightly less than earnings in the second quarter of fiscal 1998. The higher durum commitments will be completed during the second quarter, and with the completion of our mill expansion in March 1999 and continued growth in sales, we are guardedly optimistic of the results for the latter half of fiscal year 1999.

   Liquidity and Capital Resources

      The opening line in Dakota Growers' Mission Statement reads "Dakota Growers Pasta Company was founded on the dream to provide farmers with the means to secure a future for themselves and their families." In keeping true to this statement, we attempt to return as much of our earnings back to our members annually as possible, balanced with financial responsibility for ongoing obligations and future growth opportunities. Our liquidity requirements include the construction or acquisition of manufacturing facilities and equipment and the expansion of working capital to meet our growth requirements, as well as a fair return to our members. We meet these liquidity requirements from cash provided by operations, sales of equities and outside debt financing.

      Operations generated $1.4 million in cash for the quarter ended October 31, 1998, up from the $0.9 million generated last year. For the twelve months ended October 31, 1998, our fixed charge coverage, the measurement of the number of times each year we earn enough to cover fixed charges, was at 3.7x, well above the 2.0x requirement of our loan agreements.

      Cash used in investing activities totaled $4.5 million, primarily for mill expansion. In fiscal year 1998, we entered into agreements for an estimated $10.5 million mill expansion project and an estimated $1.3 million ERP software replacement project. As of October 31, 1998, $4.6 million had been expended on these projects.

      In October 1998, the Board of Directors, consistent with past practice, declared a qualified patronage allocation and distribution of $1.00 per bushel delivered by members in fiscal year 1998. This distribution was made on November 16, 1998.

      On November 19, 1998, our stock offering was declared effective by the Securities and Exchange Commission. The first two phases of this offering, which are restricted to existing members, will run through January 6, 1999. Through this offering, we are targeting to raise between $12.4 million and $24.9 million for the mill expansion, to replace the working capital expended in fiscal year 1998 for pasta expansion construction projects and to re-enhance our financial position which was reduced by the issuance and assumption of debt associated with the acquisition of the Minnesota facilities. Through the purchase of equity stock, our members are also committing to providing up to 1 bushel of milling quality durum to the Company per equity share owned. If the entire offering is sold, we will have enough durum commitments to run all mills, including the third mill currently under construction, at capacity. We believe that cash generated by operations, borrowings and net proceeds from the sale of at least 50% of the shares in this offering will be adequate to meet the minimum capital and liquidity requirements for the foreseeable future.

      In the event that we do not receive at least 50% of the maximum proceeds from this offering, we will be required to consider other alternatives which would provide access to the capital necessary for our continued activities and growth. These strategies could include deferral or reduction of capital expenditures, retaining a higher level of annual earnings than has been historical practice, the issuance of additional debt financing, searching for equity investments from institutional investors, the use of alternative business structures and entering into joint ventures with either strategic or financial goals.

      We have utilized outside financing on a short-term basis to fund operations and expansion projects until permanent financing is issued. Short-term financing is provided by the St. Paul Bank for Cooperatives
   (Bank). In late November 1998, the short-term line of credit with the Bank was increased to $15.0 million. Borrowings against the line are secured by cash, receivables and inventories. For the quarter ended October 31, 1998, short-term debt increased by $3.4 million

      Our long-term financing requirements are currently provided by the Bank and through Senior Secured Notes held by institutional investors. The Senior Secured Notes were issued on August 11, 1998. The various debt agreements obligate us to maintain or achieve certain amounts of equity and certain financial ratios.

      With the October 1998 declaration of patronage distributions, our net ownership ratio fell below the 40% requirement of the Bank's loan agreement. While retention of 1998 earnings would have allowed us to remain in compliance with the net ownership requirement, the Board of Directors believed that such retention would deny the members the opportunity to assess their individual financial situation in making investment decisions in the stock offering. We asked for and received a waiver from the Bank for the net ownership noncompliance. If we are unable to raise a minimum of $10.0 million in the stock offering by January 6, 1999, we will be required to implement a unit retain program, withholding a portion of our durum payments to our members until compliance is achieved.

      As of October 31, 1998, we meet our debt agreement requirements for working capital, net worth and cash flow to fixed charges ratio. Our funded debt to cash flow is at 4.2:1, outside our requirement to maintain a 4.0:1 ratio through July 31, 1999. With the use of proceeds from the stock offering and projected results for the second quarter, we anticipate this ratio to be below the 4.0:1 requirement by January 1999.


   Year 2000

      Many computer and other software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modification in order to be year 2000 compliant. This issue may have a material adverse effect on our operations and financial performance because computer and other systems are integral parts of our, and our suppliers' and customers', manufacturing and distribution activities, as well as our accounting, sales and other information systems. In the event of failure or miscalculation, we will have to divert financial resources and personnel to address this issue.

      We are in the process of reviewing our computer and other hardware and software systems, and have begun upgrading systems that are identified as not being year 2000 compliant. The ERP system (software and hardware), along with the critical pasta production equipment has been tested, and either replaced or modified to be year 2000 compliant at this time. We anticipate all existing critical information and processing systems will be year 2000 compliant by the end of fiscal year 1999. We have alternate plans in the event any critical system upgrading that is necessary is not completed on time. We believe these alternate plans are sufficient to meet our internal needs.

      Although we are not aware of any material operational impediments associated with making any necessary upgrades to our computer and other hardware and software systems to be year 2000 compliant, we cannot make any assurance that the upgrade of our computer systems will be free of defects or that our alternate plans will be sufficient to meet our needs. If such risks materialize, we could experience material adverse consequences to our operations and financial performance, substantial costs, or both.

      We have begun contacting our significant suppliers and customers as part of our year 2000 compliance action plan, to identify any potential year 2000 compliance issues with them. We are currently unable to anticipate the magnitude of the operational or financial impact of year 2000 compliance issues with our suppliers and customers.

      We expect to incur up to $500,000 during fiscal year 1999 to resolve our year 2000 compliance issues. All expenses incurred in connection with becoming year 2000 compliant will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.




                                 Part II


Item 6.  Exhibits and Reports on Form 10-Q

   (a)  Exhibits

        EXHIBIT
          NO.                        DESCRIPTION
        -------                      -----------
          10.1 Loan Agreement in the aggregate amount of $55,950,000.00 dated November 24, 1998, between the Company and St. Paul Bank for Cooperatives.

          10.2 Nonnegotiable Note of Dakota Growers Pasta Company in the principal amount of $15,000,000.00 dated November 24, 1998.

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

Date:  December 14, 1998                  /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  December 14, 1998                  /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)

Exhibit 10.1
380313                                              Date Approved 11/24/98


                         ST. PAUL BANK FOR COOPERATIVES

                                Loan Agreement

Borrower:                                           Application No. S-27434

DAKOTA GROWERS PASTA COMPANY
CARRINGTON, NORTH DAKOTA

     New Loans                           Present Loans

$15,000,000.00 - Seasonal Loan      $12,000,000.00 - Term Loan
                                    [12,000,000.00] - Letter of Credit
Commitment                                       13,000,000.00 - Term Loan
                                     15,950,000.00 - Construction Term Loan
                                     -------------
                                    $40,950,000.00

           Total Loans
          ------------
        $15,000,000.00 - Seasonal Loan, Note No. 24340
         12,000,000.00 - Term Loan, Note No. 39181NP*
        [18,000,000.00] - Letter of Credit Commitment, Note No. 39182NP*/**
         13,000,000.00 - Term Loan, Note No. 3061
         15,980,000.00 - Construction Term Loan, Note No. 35062
         -------------
        $55,950,000.00 - Total

*NP indicates a non-patronage note.
**Note No. 39182NP will only be used to repay Note No. 39181NP. The maximum total indebtedness hereunder will not exceed $55,950,000.00.

The St. Paul Bank for Cooperatives (the "Bank") and Borrower agree to the above loans (the "Loans") to the Borrower. The Borrower's present indebtedness to the Bank and/or commitments outstanding (entitled Present Loans in the above heading) are consolidated and are made subject to all the terms and conditions of this loan agreement.

I.    PURPOSE
      The proceeds of the Loans shall be used as follows:
      A.  The Seasonal Loan shall be used for general operating purposes.
      B. Term Loan, Note No. 39181NP, was used to finance Term Loan, Note No. 39180.
      C. Letter of Credit Commitment, Note No. 39182NP shall be used in the event that the Bank of North Dakota draws on the letter of credit in its favor in accordance with the terms and conditions thereof.
      D. Term Loan, Note No. 33061, was used to finance the construction of the pasta plant.
      E. Construction Term Loan, Note No. 35062, was used to finance the mill and pasta line expansion (the "Project").

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

III.  LIMITATION ON ADVANCES
      A. The total Seasonal Loan outstanding under this or any loan agreement between the Bank and the Borrower shall not exceed the amount shown in the above heading.
      B. Advances on the Seasonal Loan shall not exceed the sum of the following collateral values based on collateral reports to be submitted monthly (or more often at Borrower's discretion) in such form as required by the Bank:

          1. Eighty percent (80%) of accounts receivable acceptable to the Bank and not older than forty-five (45) days from the date of invoice.
          2. Sixty-five percent (65%) of the net market value (market value less selling expenses) of owned inventories of grain, semolina, flours, millfeeds, and finished pasta.
          3.  Fifty percent (50%) of supply inventories.
      C. Advances on Letter of Credit Commitment, Note No. 39182NP shall support a letter of credit issued by the Bank in favor of Bank of North Dakota following submission of satisfactory letter of credit application. The letter of credit shall be issued in an amount not to exceed $12,000,000.

IV.   INTEREST
      A. All Seasonal Loan balances hereunder shall bear a rate of interest per annum (which is 7.69% as of July 23, 1998), which rate may vary from time to time based on the Bank's cost of funds (the "Applicable Rate"); provided, however, the fixed amounts (as defined in the "FIXED RATE SEASONAL ADVANCES AND MATURITIES" section of this loan agreement) shall bear such rates of interest as described in the statements. Variable rate balances (i.e., balances other than fixed amounts) under this Paragraph A shall be subject to Paragraph D of this Section IV commencing August 1, 1998.
      B. Through July 31, 1998, all outstanding Term Loan balances, excluding Note Nos. 39181NP and 39182NP, shall bear interest at a variable rate of interest per annum (which is 8.14% as of July 23, 1998), which rate may vary from time to time based on the Bank's cost of funds; provided, however, the fixed amounts (as defined in the
         "CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES" section of this loan agreement) shall bear such rates of interest as described in the statements.
      C. Commencing August 1, 1998, all outstanding Term Loan balances, excluding Note Nos. 39181NP and 39182NP, shall bear interest at a variable rate of interest per annum (which is 8.04% as of July 23, 1998); which rate may vary from time to time based on the Bank's cost of funds (the "Applicable Rate"); provided, however, the fixed amounts (as defined in the "CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES" section of this loan agreement) shall bear such rates of interest as described in the statements. Variable rate balances (i.e., balances other than fixed amounts) under this

          Paragraph C shall be subject to Paragraph D of this Section IV commencing August 1, 1998.
      D. This paragraph applies to (and only to) variable rate Seasonal and Term Loan balances (excluding balances under Note Nos. 39181NP and 39182NP) commencing August 1, 1998. During any time that the Borrower is not in compliance with the current ratio and debt service coverage ratio conditions (as defined in Section IX., paragraphs D and F, respectively, and measured at the times specified therein), all such variable rate balances shall bear interest at a rate 60 basis points (0.60%) above the respective Applicable Rate. During any time that the Borrower is in compliance with such current ratio and debt service coverage ratio conditions, the interest rate shall be increased or decreased (or, as applicable, not changed) in accordance with the following Incentive Interest Rate Matrix based on Net Ownership Ratio (as defined in
          Section IX, Paragraph E and measured at the times specified therein):

                       Incentive Interest Rate Matrix
          -------------------------------------------------------------------
          NET OWNERSHIP         INCREASE/DECREASE         CHANGE TO INTEREST
              RATIO              TO INTEREST RATE        RATE IN BASIS POINTS
          -------------------------------------------------------------------
          Less than ***%               *****                     *****
          -------------------------------------------------------------------
          Less than ***% and           *****                     *****
            greater than or
            equal to ***%
          -------------------------------------------------------------------
          Less than ***% and           *****                     *****
            greater than or
            equal to ***%
          -------------------------------------------------------------------
          Less than ***% and           *****                     *****
            greater than or
            equal to ***%
          -------------------------------------------------------------------
          Greater than or equal        *****                     *****
            to ***%
          -------------------------------------------------------------------

          The interest rate change shall occur within one month after the Bank's receipt of the monthly compliance report.
      E. The interest rate on Term Loan, Note No. 39181NP shall be fixed to maturity at 25 basis points (0,25%) over the ten (10) year U.S. Constant Maturity Treasury Rate, as published in The Wall Street Journal Midwest Edition, for the previous day. The interest rate on Term Loan, Note No. 39181NP, shall not be subject to Paragraph D of this Section IV.
      F. Any outstanding draws under the Letter of Credit Commitment, Note No. 39182NP, shall bear interest at the variable rate per annum equal to the highest prime rate, as published in The Wall Street Journal Money Rate section, plus 200 basis points (2.0%). Interest rate changes will take place within seven business days from the time of publication in The Wall Street Journal. The interest rate on Letter of Credit Commitment, Note No. 39182NP shall not be subject to Paragraph D of this Section IV.

          [* - Confidential treatment requested in previous filing]

      G. Interest on the Loans shall be payable on the last day of each calendar quarter or as the Bank may specify.

V.    FEES
      A. The Term Loans, except for Letter of Credit Commitment, Note No. 39182NP, shall be subject to an agency fee of 10 basis points (0.10%) on an annualized basis, on the daily outstanding balances and commitments payable on the last day of each calander quarter, in arrears.
      B. The Letter of Credit Commitment, Note No. 39182NP shall be subject to a commitment fee of 62.5 basis points (0.625%) on an annualized basis, on the daily outstanding commitments payable on the last day of each calander quarter, in arrears. This commitment fee shall be on a non-patronage basis.
      C. Borrower shall pay an origination fee of $4,000 payable at the time of the first advance.

VI.   FIXED RATE SEASONAL ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Fixed Rate Seasonal Loan Program, and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any seasonal loan indebtedness (the "fixed amount") made under this loan agreement as follows:

      D.  The minimum fixed amount shall be $100,000.
      E. Each fixed amount and each selected pricing maturity date will be treated as a separate indebtedness for interest rate designation and interest billing purposes.
      F. Fixed amount pricing maturities shall not be less than 15 days nor greater than 180 days from the day of advance to be based on the maturity selection of the Borrower, however, all fixed amounts shall have pricing maturities no later than April 30, 2000.
      G. The Borrower may receive same day interest rate quotes if a firm request is placed and accepted by the Bank before 12:01 p.m. (Central Time) on any business day. A firm request is one placed by telephone or in writing by an authorized representative of the Borrower.
      H. Fixed amounts shall be automatically converted to the variable rate seasonal loan at maturity.
      I. Fixed amounts cannot be repaid or repriced by the Borrower prior to their respective pricing maturity dates without being subject to prepayment penalties. Such penalties shall be determined according to a methodology specified by the Bank which preserves the Bank's yield on the fixed amount prepaid or repriced and which is based upon the difference between the Bank's cost of like funds to pricing maturity at the time of prepayment and the existing fixed rate on the fixed amount.
      J. Each fixed amount shall be summarized in the Daily Activity Statement (the "statement") to the Borrower. Each statement shall reference and confirm at least the following:

          1.  Note No. 24340.
          2.  The fixed amount and its Contract No.
          3.  The rate of interest.
          4.  The effective date.
          5.  The pricing maturity date.

      K. The Borrower agrees that the statement shall verify the understanding reached by the parties, and that the Borrower shall be bound by the statement without its signature; provided, however, if there is an error reflected in the statement, the Borrower shall notify the Bank of the error within five days after receipt of the statement and an appropriate correction will be made.
      L. If there is a question on the interest rate applicable to the fixed amount, the rate as established by the Bank for such amounts shall be controlling.
      M. Section IV., paragraph D. shall not apply to this Section VI., "FIXED RATE SEASONAL ADVANCES AND MATURITIES."

VII.  CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES
      In accordance with and subject to the Bank's Customer Managed Fixed Rate Term Program and subject to the Bank's overall program funding limitations, it is agreed the interest rate may be fixed on any term loan indebtedness (the "fixed amount") under this loan agreement as follows:

      A.  The minimum fixed amount shall be $1,000,000.
      B. Each fixed amount and each selected pricing maturity date shall be treated as a separate indebtedness for interest rate designation and interest billing purposes.
      C. Fixed amount pricing maturities shall be for a minimum maturity of 60 days and a maximum of seven years.
      D. The Borrower shall have indebtedness under the variable rate term interest rate program or priced maturing fixed amounts against which to apply scheduled term loan payments as set forth in the"REPAYMENT" section of this loan agreement.
      E. The Borrower's selection of loan interest rate quotes and pricing maturities must be communicated to the Bank by 2:00 p.m. (Central
          Time) on the day prior to the fixed amount advance. If this selection deadline is not met, maturing fixed amounts shall automatically convert to the variable rate term loan.
      F. Fixed amounts cannot be repaid or repriced by the Borrower prior to their respective pricing maturity dates without being subject to prepayment penalties. Such penalties shall be determined according to a methodology specified by the Bank which preserves the Bank's yield on the fixed amount prepaid or repriced and which is based upon the difference between the Bank's cost of like funds to pricing maturity at the time of prepayment and the existing fixed rate on the fixed amount.
      G. Each fixed amount shall be summarized in the Daily Activity Statement (the "statement") to the Borrower. Each statement shall reference and confirm at least the following:

          1.  Note Nos. 33061 / 35062.
          2.  The fixed amount and its Contract No.
          3.  The rate of interest.
          4.  The effective date.
          5.  The pricing maturity date.

      H. The Borrower agrees that the statement shall verify the understanding reached by the parties, and that the Borrower shall be bound by the statement without its signature; provided, however, if there is an error reflected in the statement, the Borrower shall notify the Bank of the error within five days after receipt of the statement and an appropriate correction will be made.

      I. If there is a question on the interest rate applicable to the fixed amount, the rate as established by the Bank for such amounts shall be controlling.
      J. Section IV., paragraph D. shall not apply to this Section VII., "CUSTOMER MANAGED FIXED RATE TERM ADVANCES AND MATURITIES."

VIII. REPRESENTATIONS AND WARRANTIES
      The Borrower represents and warrants that:

      A. The Borrower and PPI are duly organized, existing and in good standing under the laws of North Dakota and Minnesota, respectively. They have the power to own their properties and to carry on their business as now being conducted. They are duly qualified to do business and are in good standing in each jurisdiction in which the transaction of their business makes such qualification necessary, except where the failure to so qualify would not have a material adverse effect on their business, operations, or properties, taken as a whole.
      B. The borrower has full power and authority to execute, deliver, and perform under the terms of this loan agreement and the Borrower and PPI each has full power and authority to execute, deliver and perform under the terms of the notes, the security agreements, mortgages, and guaranty (collectively referred to as the "Loan and Security Documents") and all other documents and agreements contemplated by this loan agreement, all of which have been duly authorized by each respective party.
      C. All consents or approvals of any person which are necessary for, or are required as a condition of, the execution, delivery, and performance under the terms of the Loan and Security Documents have been obtained.
      D. The Loan and Security Documents each constitutes the legal, valid, and binding obligation of the Borrower and PPI, enforceable against the Borrower and PPI, in accordance with its respective terms.
      E. To the best of the Borrower's knowledge, there are no pending legal or governmental actions, proceedings, or investigations to which the Borrower or PPI is a party, or to which any property of the Borrower or PPI is subject, which might result in any material adverse change in the business or financial condition of the Borrower or PPI, and to the best of the Borrower's knowledge, no such actions or proceedings are threatened or contemplated by governmental authorities or any other person.
      F. There is no provision of the Borrower's articles of incorporation or bylaws and, to the best of the Borrower's knowledge after due inquiry, no provision of any existing real estate mortgage, indenture, lease, security agreement, contract, note, instrument, or other agreement or document binding on the Borrower or PPI, or affecting their properties, which would conflict with or in any way prevent the execution, delivery, or performance of the Loan and Security Documents by the Borrower or PPI.
      G. To the best of the Borrower's knowledge, the Borrower and PPI each has duly and lawfully obtained, and is duly and lawfully maintaining in effect, all material, licenses, certificates, permits, qualifications, authorizations, and approvals which are required or necessary for the operation of its business, whether federal, state, or local.
      H. To the best of the Borrower's knowledge, neither the Borrower nor PPI has (1) any direct or contingent liability for any obligation of any other person and (2) any obligation to make a loan or advance to any person or to own, purchase, or acquire any stock, obligations, or securities of, or any other interests in, or to make any capital contribution to, any person.

IX.   FINANCIAL CONDITIONS
      While this loan agreement is in effect, the Borrower agrees to comply with the following financial conditions:

      A. Cash Patronage: The Borrower will pay cash patronage in amounts necessary to qualify its patronage refunds as a qualified patronage dividend as defined in the Internal Revenue Code.
      B. Dividends: The Borrower will not pay cash dividends on capital stock in excess of minimum requirements, as stated in the Borrower's by-laws and/or stock certificates, without the prior written consent of the Bank, which will not be unreasonably withheld.
      C. Revolvement of Equities: The Borrower may not revolve, or otherwise pay out, any owner equity if such action would cause one or more of the "FINANCIAL CONDITIONS D, E, or F" under this loan agreement to be in a noncompliance position without the prior written consent of the Bank, which will not be unreasonably withheld.
      D. Current Ratio: The Borrower will maintain a current ratio (current assets divided by current liabilities) of not less than 1.35:1, measured at each month end.
      E. Net Ownership Ratio: The Borrower will maintain a net ownership ratio (total equity divided by the sum of working capital [current assets minus current liabilities] plus net fixed assets plus principal on capitalized and operating leases plus other assets) of not less than forty percent (40%), measured at each month end. Working capital may be adjusted to reflect a current ratio of 1.35:1.
      F. Debt Service Coverage Ratio: The Borrower will maintain a debt service coverage ratio of not less than 1.25:1, measured for the previous twelve month period ending July 31 of each year. The debt service coverage ratio shall be calculated as follows:

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

X.    GENERAL CONDITIONS
      While this loan agreement is in effect, the Borrower agrees to comply with the following conditions:

      A. Eligibility Status: The Borrower will maintain its status as an eligible borrower as defined in the Farm Credit Act of 1971, as amended (12 U.S.C. 2129).
      B. Stock Investment: The Borrower will purchase equities of the Bank in such amounts as prescribed by the Bank's capital plan and any amendments to the plan.
      C. Non-Patronage Loans: Term Loan, Note No. 39181NP and Letter of Credit Commitment, Note No. 39182NP shall be non-patronage loans. The Borrower foregoes any opportunity to purchase Bank equities or receive allocations of patronage earnings on Term Loan, Note No. 39181NP and Letter of Credit Commitment, Note No. 39182NP.
      D.  Insurance:  The Borrower will maintain:

          1. Business and property insurance with financially sound insurers, in amounts sufficient to protect the Loans.
          2. Flood insurance as may be required by the Bank in accordance with applicable law including, but not limited to, regulations of the Farm Credit Administration.
          3. All appropriate grain licenses and all required grain buyers' and warehouse bonds.

      E. Financial Information: The Borrower will furnish the Bank audited annual financial statements prepared in accordance with GAAP, and acceptable auditors' reports, within 120 days after the end of each fiscal year, annual operating budgets within 60 days after the end of each fiscal year, monthly financial statements prepared in accordance with GAAP within 30 days after the end of each month, and such other information as the Bank may request relative to the Borrower's business, and permit such examination of its books and records as the Bank may specify. The Borrower also agrees that parties preparing such financial information are authorized to release to the Bank such financial information as the Bank may request.
      F. Collateral Reports: The Borrower will furnish the Bank collateral reports to be submitted in such form and frequency as required by the Bank.
      G. Negative Pledge: The Borrower will not mortgage, pledge, assign, or grant security interests in any assets to any other party without the prior written consent of the Bank, which will not be unreasonably withheld.
      H. Corporate Documents: The Borrower will not amend its articles of incorporation, by-laws, growers agreement, nor its grain delivery payment policies without the consent of the Bank, which will not be unreasonably withheld.
      I.  Environmental Representations, Conditions, and Indemnity Clause:
          Except as disclosed in writing to the Bank, the Borrower represents and agrees to the following:

          1. Hazardous Material Notice: The Borrower represents that it has not received a notice from any governmental agency or other persons nor is there any present or threatened suit, investigation, or other proceeding, with regard to Hazardous Materials (defined in paragraph 7 below) on, in, or affecting its owned or leased property. It shall immediately give the Bank oral and written notice if it receives such a notice.
          2. No Violation of Environmental Laws: The Borrower has not and will not violate any federal, state, or local environmental laws relating to or affecting its owned or leased property, which violation would have a material affect on the Borrower's business or materially affects the value of the collateral.
          3.  No Releases of Hazardous Material:  There has been no release, nor shall the Borrower permit any release, of such nature
              requiring notification to proper authorities of any Hazardous Material onto the Borrower's owned or leased property.
          4. Storage Tank Registered; No Leaks: All above ground and underground storage tanks have been duly registered with all applicable federal, state and local government authorities. The Borrower has no knowledge of any leaks from any of its above ground or underground storage tanks.
          5. Investigation of Released Hazardous Materials: If there is a suspected release of Hazardous Materials, the Borrower shall, at its own expense conduct all investigations, testing, and other actions, including an environmental audit made at the Bank's request, necessary to determine the extent (if any) of the release of Hazardous Materials and to clean up and remove all Hazardous Material in accordance with environmental laws.
          6. Indemnity: The Borrower agrees to indemnify, hold harmless, and defend the Bank against all claims of whatever kind (including attorneys', consultants', and experts' fees) paid or asserted against the Bank as a direct result of the Borrower's violation of any environmental law. This indemnity shall continue for the benefit of the Bank after the termination of this loan agreement or other loan or security documents.
          7. Definition: Hazardous Material is defined as any toxic, radioactive, or hazardous substance, material, waste, pollutant, emission, or contaminant, including but not limited to :
              (a) asbestos, (b) urea formaldehyde, (c) the group of organic compounds known as polychlorinated biphenyls (PCBs), (d) any petroleum product and byproduct including but not limited to gasoline, fuel oil, crude oil, and the various constituents of such products, and (e) pesticides, fertilizers, and other agricultural chemicals.

XI.   REPAYMENT
      The indebtedness arising from the Loans shall be repaid as follows:

      A. The Seasonal Loan, Note No. 24340, of not to exceed $15,000,000 shall mature on October 31, 1999; provided, however, the Borrower shall make such payments from time to time as may be required to maintain the loan within the limits set forth in the "LIMITATION ON ADVANCES" section of this loan agreement; provided further, any balances outstanding under the fixed rate seasonal loan provisions shall mature as specified in the statement. Any outstanding fixed amounts as of October 31, 1999 shall be repaid no later than April 30, 2000.
      B. The present Term Loan, Note No. 39181NP, of $12,000,000 shall be repaid by annual principal payments of One Million Two Hundred Thousand Dollars ($1,200,000) each, to be remitted to the Bank on or before September 30 of each year, commencing on September 30, 1999. All outstanding balances shall be repaid by September 30, 2008.
      C. Advances made in support of Letter of Credit Commitment, Note No. 39182NP, of not to exceed $12,000,000, shall be payable on demand.
      D. The present Term Loan, Note No. 33061, of $13,000,000 shall be repaid by quarterly principal payments of Six Hundred Eighty-Five Thousand Dollars ($685,000) each, to be remitted to the Bank on or before March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2000; provided, however, that if the Borrower is not in default, it shall not be required to make payments that would accelerate the repayment of fixed interest rate balances. All outstanding balances shall be repaid by December 31, 2004.
      E. The present Construction Term Loan, Note No. 35062, of $15,950,000 shall be repaid by quarterly principal payments of Six Hundred Twenty-Five Thousand Dollars ($625,000) each, to be remitted to the Bank on or before March 31, June 30, September 30, and December 31 of each year; provided, however, that if the Borrower is not in default, it shall not be required to make payments that would accelerate the repayment of fixed interest rate balances. All outstanding balances shall be repaid by December 31, 2004.

      In the absence of instructions from the Borrower, or if the Borrower is in default, the Bank at its discretion, may apply repayments to the reduction of any of the indebtedness outstanding between the Bank and the Borrower.

XII.  LATE FEE PENALTY
      Payments received fifteen (15) calendar days after the scheduled repayment date are subject to a late payment penalty equal to 1% of the past due amount but not less than $25.00 per transaction.

XIII. EXPIRATION
      The unadvanced portion of the Loans shall be cancelled as indicated below; provided, however, the Bank may, at its option, extend the expiration date of the Loans and the maturity date of the Seasonal Loan without notice to or consent of the Borrower.

          Seasonal Loan, Note No. 24340 - October 31, 1999
          Letter of Credit Commitment, Note No. 39182NP - December 31, 2008, subject to decreased amounts provided for in the letter of credit.

XIV.  REINSTATEMENT
      In order to facilitate repayments and reborrowings under this loan agreement, the bank is authorized to reinstate all sums repaid on the Seasonal Loan through the expiration date specified in this loan agreement; provided, however, that the total amount outstanding under this loan agreement shall not exceed the face amount of the Seasonal Loan; and provided, further, that the right of the Borrower to such reinstatement may be denied and cancelled at any time at the option of the Bank.

XV.   DEFAULT PROVISION
      If the Borrower shall fail to pay when due any amount on any of the Loans under this loan agreement, or on any other indebtedness of the Borrower secured hereby, or fail to observe or perform any of the provisions or representations of this loan agreement, or of any security agreement or mortgage, or shall be subject to the jurisdiction of a bankruptcy court whether by a voluntary filing or involuntary action, or shall be in default of the Note Purchase Agreement executed by Borrower dated as of July 15, 1998, or any of the documents evidencing such Note Purchase Agreement or securing the obligation thereunder, the Borrower shall be in default. When the Borrower is in default, the Bank may declare by written notice to the Borrower that the Loans and other indebtedness are immediately due and payable. The Bank may then terminate its commitment to lend and cancel any reinstatement rights provided to the Borrower under this loan agreement, and proceed to enforce payment and exercise any or all of the rights afforded to the Bank by law or agreement. Upon demand, and as permitted by law, the Borrower shall reimburse the Bank for all attorneys' fees and costs incurred by the Bank in protecting or enforcing its rights or collateral, including reasonable attorneys' fees incurred by the Bank in a bankruptcy or receivership proceeding or in enforcing any judgment against the Borrower.

XIV.  ACCEPTANCE
      This loan agreement is the full agreement under the terms and conditions of the Loans. It shall not be modified except in writing, and shall not become effective unless the Borrower shall, within 60 days from date, signify its acceptance of these terms and conditions by signing and returning a copy of this loan agreement to the Bank.

      BY DIRECTION of the loan committee this 24th day of November, 1998.

      ST. PAUL BANK FOR COOPERATIVES

      By /s/ Marvin L. Lindo
      Its Senior Vice President

      ACCEPTED AND AGREED TO:

      DAKOTA GROWERS PASTA COMPANY
      CARRINGTON, NORTH DAKOTA

      By /s/ Tim Dodd
      Its President


      ACKNOWLEDGED BY AND AGREED TO
      AS TO SECTION VIII; AND SECTION X.,
      PARAGRAPHS D. AND I.:

      PRIMO PIATTO, INC.
      NEW HOPE, MINNESOTA

      By /s/ Tim Dodd
      Its President

Exhibit 10.2

380313                                              Date Approved: 11/24/98


                            NONNEGOTIABLE NOTE OF
                        DAKOTA GROWERS PASTA COMPANY
                          CARRINGTON, NORTH DAKOTA

                               Note No. 24340

$15,000,000.00                                            November 24, 1998

     For value received, the undersigned ("Maker") promises to pay to the St. Paul Bank for Cooperatives ("Bank"), at its office in the City of St. Paul, Minnesota, the sum of Fifteen Million no/100 Dollars ($15,000,000.00) with interest on the unpaid balance at a variable rate of interest which may increase or decrease as the Bank may, from time to time, determine as provided in the Loan Agreement of even date between the Maker and the Bank. The unpaid balance of this note, with accrued interest, and required equity purchases, may be paid at any time subject to a prepayment penalty, if any, in accordance with the terms of the Loan Agreement between the Bank and Maker.

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