Form 10-Q
period 1999-01-31
DAKOTA GROWERS PASTA CO
filed 1999-03-19
CIK 1004154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended January 31, 1999

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,111 shares of membership stock, par value $125.00, and 10,980,841 shares of equity stock, par value $2.50, outstanding as of March 17, 1999.

FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share information)

                                                    January 31,  July 31,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $11,147     $   182
   Restricted cash ................................     2,592
   Trade accounts receivable, less allowance for
     cash discounts and doubtful accounts of
     $82 and $174..................................     9,364      12,404
   Other receivables ..............................     1,207         742
                                                    ----------- -----------
   Total receivables ..............................    10,571      13,146
   Inventories ....................................    27,727      21,935
   Prepaid expenses ...............................     3,560       3,915
                                                    ----------- -----------
      Total current assets ........................    55,597      39,178

Property and equipment
   In service .....................................    95,951      89,030
   Construction in process ........................     7,495       5,463
   Accumulated depreciation .......................   (16,744)    (13,518)
                                                    ----------- -----------
      Net property and equipment ..................    86,702      80,975

Investment in St. Paul Bank for Cooperatives ......     2,086       2,086

Other assets ......................................     2,062       2,298
                                                    ----------- -----------
      Total assets ................................  $146,447    $124,537
                                                    =========== ===========























The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share information)

                                                    January 31,  July 31,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $ 3,768     $ 4,033
   Accounts payable ...............................     8,669       5,748
   Excess outstanding checks over cash on deposit .                 2,336
   Accrued grower payments ........................       479       1,354
   Accrued liabilities ............................     6,848       2,894
                                                    ----------- -----------
      Total current liabilities ...................    19,764      16,365

Commitments and contingencies .....................
Long-term debt, net of current portion ............    63,282      66,056
Deferred income taxes .............................     4,900       4,900
Other long-term liabilities .......................        88          88
                                                    ----------- -----------
      Total liabilities ...........................    68,270      87,409
                                                    ----------- -----------
Preferred stock:
   Redeemable preferred stock:
     Series A, 6%, cumulative $100 par value,
       issued 500 and 1,000 shares, respectively ..        50         100
     Series B, 2% non-cumulative, $100 par value,
       issued 525 and 1,525, respectively .........        53         153
                                                    ----------- -----------
      Total preferred stock .......................       103         253
                                                    ----------- -----------
Members' investment:
   Convertible preferred stock:
     Series D, 6% non-cumulative, $100 par value,
     issued 0 and 23,038 shares, respectively .....                 2,304
   Membership stock, $125 par value, issued 1,109
     and 1,101 shares, respectively ...............       139         137
   Equity stock, $2.50 par value, issued 7,356,059
      shares ......................................    18,390      18,390
   Additional paid in capital .....................     3,813       4,101
   Equity stock subscriptions received, net .......    27,027
   Accumulated allocated earnings .................     4,895       2,914
   Accumulated unallocated earnings ...............     4,046       9,029
                                                    ----------- -----------
      Total members' investment ...................    58,310      36,875
                                                    ----------- -----------
      Total liabilities and members' investment ...  $146,447    $124,537
                                                    =========== ===========






The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                     Three Months Ended
                                                         January 31,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Net revenues (net of discounts and allowances of
   $5,073 and $2,332 respectively) ................   $32,016     $28,085

Cost of product sold ..............................    26,044      23,567
                                                    ----------- -----------
      Gross proceeds ..............................     5,972       4,518

Marketing, general and administrative expenses ....     2,344       1,543
                                                    ----------- -----------
      Operating proceeds ..........................     3,628       2,975

Other income (expense):
   Interest and other income ......................        43          16
   Interest expense, net ..........................   ( 1,271)    (   641)
                                                    ----------- -----------
Income before income taxes ........................     2,400       2,350

Income taxes expense ..............................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     2,400       2,350
Dividends on preferred stock ......................                     3
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 2,400     $ 2,347
                                                    =========== ===========

Average equity shares outstanding .................     7,356       7,356
Fully diluted average equity shares outstanding ...     7,701       7,423

Earnings from patronage and non-patronage business per average equity share outstanding:

   Basic ..........................................   $   .33     $   .32
                                                    =========== ===========
   Fully Diluted ..................................   $   .31     $   .32
                                                    =========== ===========













The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                      Six Months Ended
                                                         January 31,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Net revenues (net of discounts and allowances of
   $9,523 and $4,366 respectively) ................   $63,524     $50,114

Cost of product sold ..............................    51,922      41,120
                                                    ----------- -----------
      Gross proceeds ..............................    11,602       8,994

Marketing, general and administrative expenses ....     4,711       1,462
                                                    ----------- -----------
      Operating proceeds ..........................     6,891       7,532

Other income (expense):
   Interest and other income ......................        45          52
   Interest expense, net ..........................   ( 2,535)    ( 1,197)
                                                    ----------- -----------
Income before income taxes ........................     4,401       6,387

Income tax expense ................................
                                                    ----------- -----------
Net income from patronage and non-patronage
   business .......................................     4,401       6,387
Dividends on preferred stock ......................        65           8
                                                    ----------- -----------
Earnings from patronage and non-patronage business
  available for members ...........................   $ 4,336     $ 6,379
                                                    =========== ===========

Average equity shares outstanding .................     7,356       7,356
Fully diluted average equity shares outstanding ...     7,695       7,417

Earnings from patronage and non-patronage business per average equity share outstanding:

   Basic ..........................................   $   .59     $   .87
                                                    =========== ===========
   Fully Diluted ..................................   $   .57     $   .86
                                                    =========== ===========













The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Six Months Ended
                                                         January 31,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Cash flows from operating activities:
   Net income .....................................   $ 4,401     $ 6,387
   Add (deduct) non-cash items:
     Depreciation and amortization ................     3,694       1,886
     Non-cash portion of patronage dividend .......    (  113)     (  128)
     Interest capitalized .........................    (  147)     (   92)
     Loss on retirement of assets .................
   Changes in assets and liabilities:
     Trade receivables ............................     3,040      (1,433)
     Accounts receivable from growers .............                (  149)
     Other receivables ............................    (  465)         26
     Inventories ..................................    (5,792)     (6,670)
     Prepaid expenses and other assets ............       355      (2,198)
     Accounts payable .............................     2,921       1,385
     Excess outstanding checks over cash on deposit    (2,336)        886
     Grower payables ..............................    (  875)     (  117)
     Other accrued liabilities ....................     1,362      (  342)
                                                    ----------- -----------
      Net cash from (used in) operating activities      6,045      (  559)
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............    (8,806)     (3,805)
   Lease improvements, packaging development and
     purchase of other assets .....................    (  119)     (  191)
                                                    ---------- -----------
     Net cash used in investing activities ........    (8,925)     (3,996)
Cash flows from financing activities:
   Net issuance of short-term debt ................                 2,935
   Issuance of long-term debt .....................                 6,500
   Payments on long-term debt .....................    (3,039)     (   27)
   Preferred stock retired ........................    (  150)     (  100)
   Dividends on preferred stock ...................    (   65)     (    8)
   Membership stock issued (net)...................         2
   Proceeds of stock offering .....................    27,027
   Preferred stock retirement commitment ..........    (2,592)
   Patronage distributions ........................    (7,338)     (4,745)
                                                    ----------- -----------
      Net cash from financing activities ..........    13,845       4,555
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................    10,965
Cash and cash equivalents, beginning of period ....       182           5
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........   $11,147     $     5
                                                    =========== ===========





The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


   The following notes should be read in conjunction with the notes to financial statements for the year ended July 31, 1998 as filed in the Company's Form 10-K.

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

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at January 31, 1999, and for the six and three month periods ended January 31, 1999 and 1998, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1998, was derived from the Company's audited annual report for 1999. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

The financial information included herein as of January 31, 1999 and July 31, 1998 and for the six and three month periods ended January 31, 1999 include the consolidated balances and results of operations of Dakota Growers and its wholly-owned subsidiary, which was acquired on February 23, 1998 and disclosed in NOTE 3. The Company has eliminated intercompany balances, and intercompany sales and purchases, from the consolidated balances and results of operations.

   NOTE 3. ACQUISITION - On February 23, 1998, Dakota Growers Pasta Company acquired 100% of the outstanding stock of Primo Piatto, Inc., a Minnesota-based pasta manufacturer, for cash, the assumption of debt and the issuance of convertible preferred stock. The Company has accounted for this acquisition by the purchase method, thus, the results of operations for the three and six month periods ended January 31, 1998 do not include any of the results of Primo Piatto, Inc. prior to the date of acquisition. The details of the acquisition are more fully described in the Company's Form 10-K for the year ended July 31, 1998.

   NOTE 4. INVENTORIES - Inventories of $27,727,000 at January 31, 1999 include raw materials of $6,149,000 and finished goods and by-products $21,578,000. At July 31, 1998, inventories of $21,935,000 included raw materials of $4,120,000 and finished goods and by-products of $17,815,000.

   NOTE 5. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds and any income taxes assessed on non-member business. For the


                                       7



six months ended January 31, 1999 and 1998, net income allocable to patronage business was $4,336,000 and $6,790,000, respectively.

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

The Company has not established any provision for income taxes for the six months ended January 31, 1999.

   NOTE 7. EARNINGS AND DIVIDENDS - The Company allocates its patronage earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated basic net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares effective and outstanding during the period.

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

   NOTE 8. STOCK OFFERING - As of January 31, 1999, the Company has received subscriptions under Pools 1 and 2 of its offering for 3,621,782 equity shares. The Company has recorded the proceeds from these subscriptions, less $136,000 of costs of the offering, as Equity Stock Subscriptions Received, in the Members' investment section of its Balance Sheet. The shares will be effective to participate in the Company's patronage business on April 1, 1999.
   NOTE 9. CONVERTIBLE PREFERRED STOCK - As of January 31, 1999 the Company has recorded the conversion of its Series D preferred stock into equity stock, and recorded an accrued liability in the amount of $2,592,000 for the payment of the proceeds from the stock offering due the selling shareholders. Such liability was paid on March 1, 1999. See the Company's Form S-1/A dated November 19, 1998, filed with the Securities and Exchange Commission, for details of the agreement with the selling shareholders.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Forward-Looking Statements

   The following discussion contains forward-looking statements. Such statements are based on assumptions by the Company's management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company's 1998 Form 10-K under "Risk Factors", that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

Comparison of the Three Months ended January 31, 1999 and 1998

  REVENUES - Total revenues increased $3.9 million, or 14%, to $32.0 million for the quarter ended January 31, 1999. Pasta sales volumes increased by 60%. Most of the sales volume increase was due to new private label retail customers, a segment where the Company estimates it now has an industry-leading market share of 37%. Additional volume increases were the result of volume expansions and acquisitions by several of the Company's existing private label retail and foodservice customers. Lower average prices for pasta due to the pass through of lower durum prices limited the impact of the volume increase. The Company anticipates continued volume growth, although at a lesser pace, in all segments. The Company will continue to aggressively pursue new opportunities in the retail, foodservice and ingredient segments, and anticipates pursuing opportunities in the government bid segment to fill short-term capacity availabilities. Average prices are anticipated to continue to decline due to the impact of lower durum prices.

   Revenues from milling by-products sales declined as the Company utilized almost 100% of its semolina production for its internal use. Reduced demand in the livestock feeding industry and increased competition from other sources of feed also had a negative impact on the comparative quarterly revenues.

   COST OF PRODUCT SOLD - Cost of product sold increased 11% to $26.0 million. The $2.5 million increase in cost of product sold was due to the significant increase in pasta volumes sold, toll milling a portion of the Company's members' durum to meet current semolina requirements for pasta manufacturing, and increased depreciation and fixed operating costs associated with the operation of the Minnesota facilities acquired in February 1998. These increases were partially offset by a significant reduction in outside purchases of pasta and durum costs which were on average 28% per bushel lower than last year. Gross margin as a percentage of revenues increaased to 19% from 16%.

   MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (MG&A) - MG&A expense increased $0.8 million, or 52%, over last year. Most of the increase was due to the enhancement of the Company's sales and sales support efforts. The enhancement of the Company's information technology department and infrastructure to focus on the Year 2000 issue, electronic data interchange and the increasing business requirements also added to the change. As a percentage of sales, MG&A increased from 5.5% last year to 7.3% this year.

   INTEREST EXPENSE - Interest expense increased $0.6 million, primarily due to the debt issued for the acquisition of the Minnesota facilities. Debt restructuring in July and August 1998 have reduced the overall average

                                     9



interest rates.

   NET INCOME - Net income for the quarter was up $46,000, essentially unchanged from last year.

Comparison of the Six Months ended January 31, 1999 and 1998

   REVENUES - Total revenues increased $12.6 million, or 25%. Pasta sales volumes increased by 54% due to the addition of new private label retail customers and volume expansions and acquisitions by several of the Company's existing private label retail and foodservice customers. The impact of the sales increase was partially offset by lower prices for pasta due to the pass through of lower durum prices, especially beginning the second quarter of fiscal year 1999.

   Revenues from milling by-products sales declined as the Company utilized almost 100% of its semolina production for its internal use, while lower prices for by-products due to reduced demand in the livestock feeding industry and increased competition from other sources of feed also reduced revenues for the period.

   COST OF PRODUCT SOLD - Cost of product sold increased $10.8 million, or 26%, to $51.9 million. The impact of the increase in volumes sold was $10.8 million. Additional increases due to the depreciation, administration and fixed operating costs associated with the Minnesota facilities were offset by a reduction inaverage durum costs per bushel. Gross margin as a percentage of revenues declined from 19% last year to 18% for the six months ended January 31, 1999 due to the extraordinarily good first quarter of fiscal year 1998.

   MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (MG&A) - MG&A expense increased $2.4 million, more that double last year. Most of the increase was due to the enhancement of the Company's sales and sales support efforts. The enhancement of the Company's information technology department and infrastructure to focus on the Year 2000 issue, electronic data interchange and the increasing business requirements also added to the change. As a percentage of sales, MG&A increased from 4.5% last year to 7.4% this year.

   INTEREST EXPENSE - Interest expense increased $1.3 million, primarily due to the debt issued for the acquisition of the Minnesota facilities. Debt restructuring in July and August 1998 have reducedd the overall average interest rates.

   NET INCOME - Net income for the six months ended January 31, 1999 declined $2.0 million, with all of the variance due to the results achieved in the quarter ended October 31, 1997.

Liquidity and Capital Resources

   The opening line in Dakota Growers' Mission Statement reads "Dakota Growers Pasta Company was founded on the dream to provide farmers with the means to secure a future for themselves and their families." In keeping true to this statement, the Company attempts to return as much of its earnings as possible to its members annually, balanced with financial responsibility for ongoing obligations and future growth opportunities. The Company's liquidity requirements include the construction or acquisition of manufacturing facilities and equipment and the expansion of working capital to meet its growth requirements, as well as providing a fair return to its members. The Company meets these liquidity requirements from operations, short-term borrowings under its line of credit, sales of equities and outside debt financing.
                                    10
   The Company utilizes outside financing on a short-term basis to fund operations and expansion projects until permanent financing is issued. The Company's short-term line of credit is $15.0 million, none of which is outstanding as of January 31, 1999.

   The Company's long-term financing is provided through various secured term loans and secured notes. As of January 31, 1999, the Company is in compliance with the covenants of these agreements.

   Operations generated $6.0 million in cash for the six months ended January 31, 1999, up from the $0.6 million cash used in operations for the same period
last year.   While net income declined by $2.0 million, earnings before interest, taxes, depreciation and amortization (EBITDA), increased from $9.4 million to $10.6 million. Working capital, excluding cash, was essentially unchanged for the six month period, while it increased significantly last year as inventories, receivables and prepaids all rose with the increased sales.

   Cash used in investing activities totaled $8.9 million for the six months ended January 31, 1999. This is an increase of $4.9 million from last year, primarily due to expenditures for the Company's mill expansion project.

   Cash from financing activities totaled $13.8 million. As of January 31, 1999, the Company has received $24.4 million in subscriptions for new equity stock, net of expenses of the offering and proceeds due the selling shareholders. The proceeds from this offering will be used to complete the mill expansion and capital projects to reduce operating costs. The balance of the proceeds will be used to reduce short term debt and to enhance the Company's working capital position. In November 1998, the Company paid its members $7.3 million in patronage distributions.

   The Company has current commitments for $6.2 million in raw material purchcases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures of $6.0 million through the end of the fiscal year and into the early months of fiscal year 2000 for projects currently scheduled, primarily for the mill expansion. The mill is anticipated to be operating by early April 1999. The Company currently has no other material commitments.

   Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company's expected capital and liquidity requirements for the forseeable future.

Year 2000

   Many computer and other software and hardware systems currently are not, or will not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modification in order to be year 2000 compliant. This issue may have a material adverse effect on the Company's operations and financial performance because computer and other systems are integral parts of the Company's, and the Company's suppliers' and customers', manufacturing and distribution activities, as well as the Company's accounting, sales and other information systems. In the event of failure or miscalculation, the Company will have to divert financial resources and personnel to address this issue.

   The Company is in the process of reviewing its computer and other hardware and software systems, and has begun upgrading systems that are identified as not being year 2000 compliant. The ERP system (software and hardware), along with the critical pasta production equipment has been tested, and either replaced or modified to be year 2000 compliant at this time. The Company anticipates all existing critical information and processing systems will be

                                    11

year 2000 compliant by the end of its fiscal year ending July 1999. The Company has alternate plans in the event any critical system upgrading that is necessary is not completed on time. The Company believes these alternate plans are sufficient to meet our internal needs.

   Although the Company is not aware of any material operational impediments associated with making any necessary upgrades to its computer and other hardware and software systems to be year 2000 compliant, it cannot make any assurance that the upgrade of its computer systems will be free of defects or that its alternate plans will be sufficient to meet its needs. If such risks materialize, the Company could experience material adverse consequences to its operations and financial performance, substantial costs, or both.

   The Company has contacted its significant suppliers and customers as part of its year 2000 compliance action plan, to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact or year 2000 compliance issues with its suppliers and customers.

   The Company expects to incur up to $500,000 during calendar year 1999 to resolve its year 2000 compliance issues. All expenses incurred in connection with becoming year 2000 compliant will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

                                      Part II

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Members' Meeting was held January 9, 1999. At Annual District Meetings held in December 1998, Mr. Allyn K. Hart, Mr. Michael E. Warner and Mr. Curtis R. Trulson were reelected to their positions as members of the Company's Board of Directors.

   The terms of office of the remaining members of the Board of Directors continue for the terms for which they were elected in prior years as follows:
Mr. John S. Dalrymple III, Mr. James F. Link and Mr. John D. Rice Jr. - one year remaining; Mr. Jeffrey O. Topp, Mr. Eugene J. Nicholas and Mr. Roger A. Kenner - two years remaining.

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

Date:  March 17, 1999                     /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  March 17, 1999                     /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)