Form 10-Q
period 1999-04-30
DAKOTA GROWERS PASTA CO
filed 1999-06-24
CIK 1004154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended April 30, 1999

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

                         Yes  /X/                    No

     The number of shares outstanding of the issuer's classes of common stock was 1,147 shares of membership stock, par value $125.00, and 11,097,409 shares of equity stock, par value $2.50, outstanding as of June 14, 1999.










FINANCIAL STATEMENTS

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share information)

                                                     April 30,   July 31,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................   $11,131     $   182
   Restricted cash (Note 4)........................       437

   Trade accounts receivable ......................    12,004      12,404
   Other receivables ..............................       957         742
                                                    ----------- -----------
   Total receivables ..............................    12,961      13,146
   Inventories ....................................    21,651      21,935
   Prepaid expenses ...............................     3,543       3,915
                                                    ----------- -----------
      Total current assets ........................    49,723      39,178

Property and equipment
   In service .....................................    96,176      89,030
   Construction in process ........................    10,107       5,463
   Accumulated depreciation .......................   (18,448)    (13,518)
                                                    ----------- -----------
      Net property and equipment ..................    87,835      80,975

Investment in St. Paul Bank for Cooperatives
      (Note 7) ....................................     1,953       2,086

Other assets ......................................     1,752       2,298
                                                    ----------- -----------
      Total assets ................................  $141,263    $124,537
                                                    =========== ===========




















The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share information)

                                                     April 30,   July 31,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)

                      LIABILITIES AND MEMBERS' INVESTMENT
Current liabilities:
   Notes payable and current portion of long-term
     debt .........................................   $ 4,461     $ 4,033
   Accounts payable ...............................     4,687       5,748
   Excess outstanding checks over cash on deposit .                 2,336
   Accrued grower payments ........................     1,123       1,354
   Accrued liabilities ............................     6,558       2,894
                                                    ----------- -----------
      Total current liabilities ...................    16,146      16,365

Commitments and contingencies .....................
Long-term debt, net of current portion ............    62,559      66,056
Deferred income taxes .............................     4,988       4,988
                                                    ----------- -----------
      Total liabilities ...........................    84,376      87,409
                                                    ----------- -----------
Preferred stock:
   Redeemable preferred stock:
     Series A, 6%, cumulative $100 par value,
       issued 0 and 1,000 shares, respectively ....                   100
     Series B, 2% non-cumulative, $100 par value,
       issued 525 and 1,525, respectively .........        53         153
                                                    ----------- -----------
      Total preferred stock .......................        53         253
                                                    ----------- -----------
Members' investment:
   Convertible preferred stock:
     Series D, 6% non-cumulative, $100 par value,
     issued 0 and 23,038 shares, respectively .....                 2,304
   Membership stock, $125 par value, issued 1,147
     and 1,101 shares, respectively ...............       143         137
   Equity stock, $2.50 par value, issued 11,097,409
     and 7,356,059 shares, respectively............    27,743      18,390
   Additional paid in capital .....................    21,999       4,101
   Accumulated allocated earnings .................     4,895       2,914
   Accumulated unallocated earnings ...............     2,054       9,029
                                                    ----------- -----------
      Total members' investment ...................    56,834      36,875
                                                    ----------- -----------
      Total liabilities and members' investment ...  $141,263    $124,537
                                                    =========== ===========








The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                     Three Months Ended
                                                           April 30,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Net revenues ......................................   $31,907     $34,694

Cost of product sold ..............................    27,325      29,188
                                                    ----------- -----------
      Gross proceeds ..............................     4,582       5,506

Marketing, general and administrative expenses ....     1,910       1,877
                                                    ----------- -----------
      Operating proceeds ..........................     2,672       3,629

Other income (expense):
   Interest and other income ......................       286           4
   Interest expense, net ..........................    (1,111)     (  967)
   Patronage adjustment (Note 7) ..................    (  597)
                                                    ----------- -----------
Income before income taxes ........................     1,250       2,666

Income taxes expense ..............................
                                                    ----------- -----------
Net income business ...............................     1,250       2,666
Dividends on preferred stock ......................        78           3
                                                    ----------- -----------
Earnings ..........................................   $ 1,172     $ 2,663
                                                    =========== ===========

Average equity shares outstanding .................     8,603       7,356
Fully diluted average equity shares outstanding ...     8,857       7,620

Earnings per average equity share outstanding:

   Basic, before cumulative effect of change in
     accounting principle .........................   $   .14     $   .36
                                                    =========== ===========
   Fully diluted, before cumulative effect of
     change in accounting principle ...............   $   .14     $   .35
                                                    =========== ===========

Pro forma amounts assuming the new inventory valuation method is applied retroactively
   (Note 3):

     Earnings .....................................   $ 1,172     $ 2,129
                                                    =========== ===========

     Earnings per average equity share outstanding:
       Basic ......................................   $   .14     $   .29
                                                    =========== ===========
       Fully diluted ..............................   $   .14     $   .28
                                                   =========== ===========

The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                      Nine Months Ended
                                                           April 30,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Net revenues ......................................   $93,340     $85,166

Cost of product sold ..............................    76,891      69,776
                                                    ----------- -----------
      Gross proceeds ..............................    16,449      15,390

Marketing, general and administrative expenses ....     6,621       4,229
                                                    ----------- -----------
      Operating proceeds ..........................     9,828      11,161

Other income (expense):
   Interest and other income ......................       331          56
   Interest expense, net ..........................    (3,646)     (2,164)
   Patronage adjustment (Note 7) ..................    (  597)
                                                    ----------- -----------
Income before income taxes ........................     5,916       9,053

Income tax expense ................................
                                                    ----------- -----------
Net income before cumulative effect of a change
  in accounting principle .........................     5,916       9,053

Cumulative effect on prior years (to July 31, 1998)
  of changing to a different inventory valuation
  method (Note 3) .................................    (3,429)
                                                    ----------- -----------
Net income ........................................     2,487       9,053

Dividends on preferred stock ......................       143          11
                                                    ----------- -----------
Earnings ..........................................   $ 2,344     $ 9,042
                                                    =========== ===========

Average equity shares outstanding .................     7,772       7,356
Fully diluted average equity shares outstanding ...     8,083       7,485

Earnings per average equity share outstanding:

   Basic, before cumulative effect of accounting
     change .......................................   $   .74     $  1.23
   Cumulative effect of accounting change .........    (  .44)
                                                    =========== ===========
   Basic ..........................................   $   .30     $  1.23
                                                    =========== ===========
   Fully diluted, before cumulative effect of
     accounting change.............................   $   .71     $  1.21
   Cumulative effect of accounting change .........    (  .42)
                                                    =========== ===========
   Fully diluted ..................................   $   .29     $  1.21
                                                    =========== ===========
The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS continued
                                (in thousands)

                                                      Nine Months Ended
                                                           April 30,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Pro forma amounts assuming the new inventory valuation method is applied retroactively
   (Note 3):

     Earnings .....................................   $ 5,773     $ 6,414
                                                    =========== ===========

     Earnings per average equity share outstanding:
       Basic ......................................   $   .74     $   .87
                                                    =========== ===========
       Fully diluted ..............................   $   .71     $   .85
                                                    =========== ===========






































The accompanying notes are an integral part of these financial statements.

                           DAKOTA GROWERS PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Nine Months Ended
                                                           April 30,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Cash flows from operating activities:
   Net income .....................................   $ 2,487     $ 9,053
   Add (deduct) non-cash items:
     Depreciation and amortization ................     5,303       3,262
     Non-cash portion of patronage dividend .......       288      (  289)
     Interest capitalized .........................    (  306)     (  122)
   Changes in assets and liabilities:
     Trade receivables ............................       400      (  242)
     Accounts receivable from growers .............                (  205)
     Other receivables ............................    (  215)        122
     Inventories ..................................       284     (10,543)
     Prepaid expenses and other assets ............       372      (2,513)
     Accounts payable .............................    (1,061)     (1,015)
     Excess outstanding checks over cash on deposit    (2,336)     (2,366)
     Grower payables ..............................    (  231)        779
     Other accrued liabilities ....................     3,664      (  687)
                                                    ----------- -----------
      Net cash from (used in) operating activities      8,649      (4,766)
                                                    ----------- -----------
Cash flows from investing activities:
   Purchases of property and equipment ............   (11,484)     (5,835)
   Purchase of Primo Piatto net of cash acquired ..                (8,011)
   Lease improvements, packaging development and
     purchase disposition of other assets .........        18      (  757)
                                                    ---------- -----------
     Net cash used in investing activities ........   (11,466)    (14,603)

Cash flows from financing activities:
   Net issuance of short-term debt ................                 7,974
   Issuance of long-term debt .....................                17,677
   Payments on long-term debt .....................    (3,069)     (1,311)
   Preferred stock retired ........................    (2,792)     (  150)
   Dividends on preferred stock ...................    (  143)     (   11)
   Membership stock issued (net)...................         6           2
   Equity stock issued ............................    27,539
   Patronage distributions ........................    (7,338)     (4,745)
                                                    ----------- -----------
      Net cash from financing activities ..........    14,203      19,436
                                                    ----------- -----------
Net increase (decrease) in cash and cash
  equivalents .....................................    11,386          67
Cash and cash equivalents, beginning of period ....       182           5
                                                    ----------- -----------
Cash and cash equivalents, end of period ..........   $11,568     $    72
                                                    =========== ===========





The accompanying notes are an integral part of these financial statements.

                          DAKOTA GROWERS PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS continued
                                 (in thousands)

                                                      Nine Months Ended
                                                           April 30,
                                                       1999        1998
                                                    ----------- -----------
                                                          (unaudited)
Non-cash investing and financing activities:
  Acquisition of Primo Piatto, Inc.

     Working capital other than cash ..............               $ 1,439
     Property and equipment, net ..................                27,721
     Deferred income taxes ........................               ( 4,988)
     Long-term debt assumed .......................               (13,857)
     Preferred stock issued .......................               ( 2,304)
                                                                -----------
     Cash paid to acquire Primo Piatto, Inc. ......               $ 8,011
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

   NOTE 2. FINANCIAL STATEMENT PRESENTATION - The financial information included herein as at April 30, 1999, and for the three and nine month periods ended April 30, 1999 and 1998, is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at July 31, 1998, was derived from the Company's audited annual report for 1998. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

The financial information included herein as of April 30, 1999 and July 31, 1998 and for the three and nine month periods ended April 30, 1999 include the consolidated balances and results of operations of Dakota Growers and its wholly-owned subsidiary, which was acquired on February 23, 1998. The Company has accounted for this acquisition by the purchase method, thus, the results of operations for the nine month period ended April 30, 1998 do not include any of the results of Primo Piatto, Inc. prior to the date of acquisition. The details of the acquisition are more fully described in the Company's Form 10-K for the year ended July 31, 1998. The Company has eliminated intercompany balances, and intercompany sales and purchases, from the consolidated balances and results of operations.

   NOTE 3. CHANGE IN INVENTORY VALUATION METHOD - In the third quarter of fiscal year 1999, the method of computing inventory valuations was changed from the net realizable value method used in prior years to the lower of cost or market. The impact of this change on prior years (to July 31, 1998) of $3,429,000 is included as a charge against income for the nine months ended April 31, 1999. The effect of the change on the three months ended April 30, 1999 was to increase net income $707,000 ($.08 per average share - basic);
the effect of the change on the nine months ended April 30, 1999 was to increase net income before the cumulative effect of the change in accounting principle $972,000 ($.13 per average share - basic), and reduce net income $2,457,000 ($.32 per average share - basic). The effect of the change on the first and second quarters of fiscal year 1999 is as follows:

                                                      Three Months Ended
                                                    October 31, January 31,
                                                       1998        1999
                                                    ----------- -----------
Net income as originally reported .................   $ 2,001     $ 2,400
Effect of change in inventory valuation method ....       781      (  516)
                                                    ----------- -----------
Net income before cumulative effect of change in
  inventory valuation method ......................     2,782       1,884
Cumulative effect on prior years (to July 31, 1998)
  of changing to a different inventory valuation
  method ..........................................    (3,429)
                                                    ----------- -----------
Net income as restated ............................   $(  647)    $ 1,884

Per share amounts - basic:
  Net earnings as originally reported .............   $   .26     $   .33
  Effect of change in inventory valuation method ..       .11      (  .07)
                                                    ----------- -----------
  Net earnings before cumulative effect of change
    in inventory valuation method .................       .37         .26
  Cumulative effect on prior years (to July 31,
    1998) of changing to a different inventory
    valuation method ..............................    (  .47)
                                                    ----------- -----------
  Net earnings as restated ........................   $(  .10)    $   .26
                                                    =========== ===========

   NOTE 4. CASH AND EQUIVALENTS AND RESTRICTED CASH - Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days. Restricted cash represents certificates of deposit which are pledged as security for loans made by a financial institution to officers of the Company to exercise stock options.

   NOTE 5. TRADE ACCOUNTS RECEIVABLE AND REVENUE - Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts which totaled $260,000 at April 30, 1999 and $174,000 as of July 31, 1998.

The Company presents its revenues net of discounts and allowances. Such discounts and allowances totaled $14,195,000 and $6,448,000 for the nine months ended April 30, 1999 and 1998, respectively. For the three months ended April 30, 1999, discounts and allowances totaled $4,672,000 compared with $2,972,000 for the three months ended April 30, 1998. Reclassifications have been made to the 1998 results to classify payments made to brokers as a marketing expense instead of as a reduction in revenues.

   NOTE 6. INVENTORIES - Inventories of $21,651,000 at April 30, 1999, include raw materials of $5,043,000 and finished goods and by-products $16,608,000. At July 31, 1998, inventories of $21,935,000 included raw materials of $4,120,000 and finished goods and by-products of $17,815,000. The inventories as of April 30, 1999 have been valued using the lower of cost or market methodology, while inventories as of July 31, 1998 are stated at net realizable value. The pro forma impact on July 31, 1998 inventories assuming the new inventory valuation method is applied retroactively is a $3,429,000 reduction of finished goods and by-products inventory to $14,386,000.

   NOTE 7. PATRONAGE ADJUSTMENT - In the third quarter of fiscal year 1999, the Company was notified of a deterioration in the loan portfolio of the St. Paul Bank for Cooperatives (the Bank). This deterioration resulted in a significantly lower patronage refund of interest for calender year 1998 than was originally estimated by the Company. Additionally, with the pending merger of the Bank into CoBank, which will be effective July 1, 1999, the Company estimated the deterioration in the Bank's loan portfolio will reduce the value of its investment in the Bank upon merger. In the three months ended April 30, 1999, the Company has recorded an adjustment of its estimated patronage refund and a write down of the value of its investment in St. Paul Bank for Cooperatives, totaling $597,000.

   NOTE 8. STOCK OFFERING - The Company sold 3,624,782 shares of equity stock in its stock offering completed February 28, 1999, receiving $27,026,000 in proceeds, net of $137,000 of costs of the offering. The shares were effective to participate in the Company's patronage business on April 1, 1999. $2,592,000 of the proceeds were paid to selling preferred shareholders (see Note 10).

   NOTE 9. STOCK OPTIONS - The Company's officers exercised options on 4,857 shares of Class C convertible preferred stock, and, meeting the requirements for membership, converted the preferred stock into 116,568 shares of equity stock. Such shares were effective to participate in the Company's patronage business on April 1, 1999. The Company realized proceeds of $513,000 from the exercise of these options.

   NOTE 10. CONVERTIBLE PREFERRED STOCK - On March 1, 1999, the Company recorded the conversion of its Series D preferred stock into equity stock, and recorded the payment of $2,592,000 of the proceeds from the stock offering due the selling shareholders. See the Company's Form S-1/A dated November 19, 1998, filed with the Securities and Exchange Commission, for details of the agreement with the selling stockholders.

   NOTE 11. INCOME TAXES - The Company is a non-exempt cooperative as defined by Section 1381 (a) (2) of the Internal Revenue Code. Accordingly, net margins from business transacted with member patrons which are allocated, qualified and paid as prescribed in Section 1382 of the code will be taxable to the members and not to the Company. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income tax rates. Cooperative organizations have 8 1/2 months after their fiscal year-end to make such allocations in the form of written notices of allocation or cash.

The Company has not established any provision for income taxes for the nine months ended April 30, 1999.

   NOTE 12. PATRONAGE BUSINESS - The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds, rental income from Company assets and any income taxes assessed on non-member business. For the nine months ended April 30, 1999, earnings allocable to patronage business was $5,755,000 before the cumulative effect of a change in accounting methods and $2,326,000 after the effect of this change. This compares to $9,509,000 of earnings allocable to patronage business last year.

   NOTE 13. EARNINGS AND DIVIDENDS PER SHARE - The Company allocates its earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated basic net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares effective and outstanding during the period.

For the periods presented, the Company had outstanding convertible preferred stock and stock options for convertible preferred stock. Fully diluted earnings per share have been calculated for the assumed conversion of these dilutive securities. Because the Company's stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

Summary

   In the third quarter of fiscal year 1999, the Company made a change in accounting for its inventory valuation methodology. This change resulted in a charge to earnings for the nine months ended April 30, 1999 of $3,429,000 (the impact to July 31, 1998) and is discussed in greater detail in the footnotes to financial statements and below.

   Reflecting a retroactive application of the change in accounting, the Company had net earnings for the quarter of $1,172,000, down $957,000 from the $2,129,000 pro forma net earnings for last year. $678,000 of the decline in earnings can be attributed to loan losses incurred by St. Paul Bank for Cooperatives, a cooperative bank of which the Company is a member, a major lender to the Company. The balance of the decrease is primarily due to competitive pressures in the pasta market. Sales volumes for the quarter were up only slightly (0.5%).

   Earnings for the nine months ended April 30, 1999 of $5,773,000 were down $641,000 from the pro forma earnings last year, reflecting the impact of the St. Paul Bank. While volumes for the nine months were up 30%, higher fixed costs associated with acquired facilities and interest on the financing of this acquisition, together with market pressures, negated this impact.

   Anticipating these competitive pressures, the Company in 1998 embarked on a focused cost analysis and reduction program. Its mill expansion and other completed and scheduled capital projects will reduce overall costs. Its technology additions have been designed to eliminate non-value-added activities as well as enhance customer communication and service. The mill expansion project was completed in early May 1999, and several significant cost reduction projects are scheduled for completion prior to December 1999. The Company has also identified several non-competitive assets, and has conditonal agreements for their sale prior to the end of July 1999.

   The Company feels it is well positioned for future volume growth, and continues to aggressively pursue opportunities in the retail, foodservice and ingredient segments.

Effect of Accounting Change

   As discussed in Note 3 to the financial statements for the periods ended April 30, 1999, the Company changed its method of accounting for valuing its inventories from the net realizable method to lower of cost or market. This change was made for a number of reasons.

   Over the last 3 years, the Company has experienced a significant increase in inventory, both in overall quantities as well as in the number of product lines and number of items. Because of the incompatibility of the net realizable value methodology of valuing inventory with manufacturing software systems and the high cost of specialized programming to automate the net realizable value calculations, the Company has been maintaining manual net realizable value calculations and analysis, resulting in higher than appropriate administrative costs. As part of its cost analysis and reduction process, the Company determined that it was prudent to eliminate these recurring costs.

   The adoption of the lower of cost or market method will improve comparability of the Company's operating results and its financial condition to industry practice, and provide a better matching of revenues with related costs. The Company also has experienced frequent and rapid market changes in inventory values using the net realizable value method, and its results of operations were impacted by such fluctuations.

   The statements of operations for the three and nine months ended April 30, 1999 reflect the results utilizing the new methodology. The impact of this change on prior years (to July 31, 1998) amounted to a reduction in earnings of $3,429,000, which was reflected in the statement of operations for the nine months ended April 30, 1999. If this change had been applied retroactively, the following pro forma amounts would have been reflected:

                                                 Three Months Ended
                                                      April 30,
                                                  1999        1998
                                               ----------- -----------
Net revenues .................................   $31,907     $30,542
Cost of product sold .........................    27,325      25,570
                                               ----------- -----------
Gross proceeds ...............................     4,582       4,972

Net earnings .................................     1,172       2,129


                                                 Nine Months Ended
                                                      April 30,
                                                  1999        1998
                                               ----------- -----------
Net revenues .................................   $93,340     $75,120
Cost of product sold .........................    76,891      62,358
                                               ----------- -----------
Gross proceeds ...............................    16,449      12,762

Net earnings .................................     5,773       6,414

   References to pro forma results in the following discussions refer to the above pro forma amounts.

   The Company's board of directors has not yet made a decision on how to allocate the cumulative effect of the change in accounting for patronage purposes. It has been discussed that the cumulative effect be allocated against prior years' allocated non-qualified earnings, as these earnings arose in part due to net realizable value accounting. If the board goes forward with this allocation as discussed, the Company does not anticipate any negative impact on its cash distributions to members for fiscal year 1999 attributed to the change in accounting. If the board does not allocate the cumulative effect against prior years' allocated non-qualified earnings, there will be a negative impact on current year's cash distributions. Other factors, such as market conditions in the pasta industry and actions by the St. Paul Bank for Cooperatives, may also have an impact on such distributions.

Results of Operations

Comparison of the Three Months ended April 30, 1999 and 1998

   REVENUES - Total revenues decreased $2.8 million, to $31.9 million for the quarter ended April 30, 1999. If the change in accounting had been applied retroactively, revenues would have increased $1.4 milion, or 4.5%. Pasta sales volumes were essentially flat, up only 0.5% for the quarter. The average revenue per pound increased as a greater portion of sales were in the retail segment. The Company anticipates future volume growth in all segments, as it continues to aggressively pursue new opportunities in the retail, foodservice and ingredient segments, and anticipates pursuing opportunities in the government bid segment to fill short-term capacity availabilities. Average prices are anticipated to decline due to the impact of lower durum prices.

   Revenues from milling by-products sales declined as the Company utilized almost 100% of its semolina production for its internal use. Reduced demand in the livestock feeding industry and increased competition from other sources of feed also had a negative impact on the comparative quarterly revenues.

   COST OF PRODUCT SOLD - Cost of product sold as reported decreased 6% to $27.3 million. Retroactive application of the change in accounting would have resulted in cost of sales increasing 7%, or $1.8 million. Most of the cost of sales increase can be attributed to the higher packaging costs associated with the increase in the retail segment. Pro forma gross margin as a percentage of revenues decreased from 16% to 14% reflecting competitive pressures in the pasta market as well as the higher proportion of private label retail sales which carry a lower margin than other segments.

   MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (MG&A) - MG&A expense increased 2% over last year. As a percentage of pro forma sales, MG&A decreased from 6.1% last year to 6% this year.

   INTEREST EXPENSE AND PATRONAGE ADJUSTMENT - Interest expense increased $144,000, primarily due to the Company not estimating any patronage return of interest on its debt with St. Paul Bank for Cooperatives (the Bank), resulting in an effective increase in the Company's debt rate and negating the impact of debt restructuring in July and August 1998. As discussed in Note 7 to the financial statements for the periods ended April 30, 1999, the Company reversed a significant portion of its estimated patronage return of interest from the Bank for calender year 1998 and wrote down its investment in the Bank. The impact of this reversal and writedown increased expense for the quarter by $597,000.

   NET INCOME - Net income for the quarter of $1,250,000 was down $1.4 million. If the change in accounting had been applied retroactively, net income would have declined $882,000, most of which was due to the impacts associated with the St. Paul Bank for Cooperatives.

Comparison of the Nine Months ended April 30, 1999 and 1998

   REVENUES - Total revenues increased $8.2 million. On a pro forma basis, assuming retroactive application of the change in accounting, revenues would have increased $18.2 million, or 24%. Pasta sales volumes increased by 30% due to the addition of new private label retail customers and volume expansions and acquisitions by several of the Company's existing private label retail and foodservice customers. The average price of pasta sales increased 5% due to the higher proportion of private label retail sales.

   Revenues from milling by-products sales declined almost $6 million as the Company utilized 100% of its semolina production for its internal use, while lower prices for by-products due to reduced demand in the livestock feeding industry and increased competition from other sources of feed also reduced revenues for the period.

   COST OF PRODUCT SOLD - Cost of product sold increased $7.1 million. Applying the change in accounting retroactively, cost of product sold increased $14.5 million, or 23%. Most of the change was due to the impact of the increase in volumes sold. Additional increases can be attributed to the higher proportion of retail sales, as well as fixed costs associated with the Minnesota facilities. These increases were partially offset by a reduction in average durum costs per bushel. Pro forma gross margin as a percentage of revenues increased from 17% last year to 17.6% for the nine months ended April 30, 1999.

   MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (MG&A) - MG&A expense increased $2.4 million, or 56% over last year. Most of the increase was due to the enhancement of the Company's sales and sales support efforts to meet the needs of new customers and pursue continued growth. The enhancement of the Company's information technology department and infrastructure to focus on the Year 2000 issue, electronic data interchange and the increasing business requirements also added to the change. As a percentage of sales, MG&A increased from 5.6% last year to 7.1% this year, reflecting the higher costs of administering retail programs.

   INTEREST EXPENSE - Interest expense, including the patronage adjustment, increased $2.1 million, primarily due to the debt issued for the acquisition of the Minnesota facilities and the impact of operations of the St.Paul Bank for Cooperatives. Debt restructuring in July and August 1998 have had a positive impact on the overall average interest rates.

   NET INCOME - Net income for the nine months ended April 30, 1999 declined $6.6 million, with $3.4 million due to the cumulative effect recorded in 1999, $2.6 million due to the positive impact on 1998's earnings attributed to net realizable value accounting, and $0.7 million due to the patronage adjustment and non-accrual of a patronage return of interest in the third quarter of 1999.

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

   The Company utilizes outside financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company's short-term line of credit is $15.0 million, none of which is outstanding as of April 30, 1999.

   The Company's long-term financing is provided through various secured term loans and secured notes. As of April 30, 1999, the Company is in compliance with the covenants of these agreements. On May 3, 1999, the Company utilized a portion of its cash position to pay down the variable portions of its debt portfolio, a reduction of $5.2 million, bringing its total outstanding debt, both classified current and long-term, to $61.8 million.

   Operations generated $8.6 million in cash for the nine months ended April 30, 1999, up from the $4.8 million cash used in operations for the same period last year. While net income after the cumulative effect of change in accounting declined by $6.6 million, working capital, excluding cash and debt, declined by $877,000. In 1998, significant increases in inventories and prepayments resulted in a working capital increase which required $16.7 million.

   On a pro forma basis for the nine months ended April 30, 1999, assuming retroactive application of the change in accounting, earnings before interest, taxes, depreciation and amortization, commonly referred to as EBITDA, increased from $11.8 million to $15.1 million. EBITDA is a measure of cash flow provided by operations.

   Cash used in investing activities totaled $11.5 million for the nine months ended April 30, 1999, relatively unchanged from last year. Most of the expenditures in 1999 have been for the Company's mill expansion project. In fiscal year 1999, the Company enhanced its technology infrastructure to focus on electronic date interchange, process automation and meeting increasing business requirements. Most of the Company's technology assets are placed under lease agreements, which allows the Company to stay relatively current with changing technologies.

   Cash from financing activities totaled $14.2 million for the nine months ended April 30, 1999. Through its stock offering ended February 28, 1999, the Company received $24.4 million of proceeds, net of expenses of the offering and payments due the selling preferred shareholders. The proceeds from this offering have been used for the mill expansion project, a reduction of debt and the enhancement of the Company's working capital position. In November 1998, the Company paid its members $7.3 million in patronage distributions.

   The Company has current commitments for $3.4 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates additional capital expenditures of $1.5 million through the end of the fiscal year, primarily the final payments due on the mill expansion. Additionally, the Company has $2.5 million in capital commitments through the end of the calendar year for cost reduction projects currently scheduled. Commitments for monthly lease payments for technology and other assets total $3.0 million, $1.3 million of which is due in the next twelve months. The Company currently has no other material commitments.

   The Company continues to identify opportunities to reduce operating costs and enhance its competitive position. It has conditional agreements for the sale of several non-competitive assets that are currently anticipated to close prior to the end of the fiscal year. The sale of these assets could net the Company approximately $3.5 million.

   Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company's expected capital and liquidity requirements for the foreseeable future.

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

   The Company is in the process of reviewing its computer and other hardware and software systems, and has begun upgrading systems that are identified as not being year 2000 compliant. The ERP system (software and hardware), along with the critical pasta production equipment has been tested, and either replaced or modified to be year 2000 compliant at this time. The Company anticipates all existing critical information and processing systems will be year 2000 compliant by the end of its fiscal year ending July 1999. The Company has alternate plans in the event any critical system upgrading that is necessary is not completed on time. The Company believes these alternate plans are sufficient to meet our internal needs.

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

   None

Item 6.  Exhibits and Reports on Form 10-Q

   (a)  Exhibits

        EXHIBIT
          NO.                        DESCRIPTION
        -------                      -----------
          10.1 Preferability letter from EideBailly, LLP on change in accounting principle.

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

Date:  June 23, 1999                     /s/   Timothy J. Dodd
       ----------------                   ----------------------------------
                                          Timothy J. Dodd (President and
                                          General Manager, and Principal
                                          Executive Officer)

Date:  June 23, 1999                     /s/   Thomas P. Friezen
       ----------------                   ----------------------------------
                                          Thomas P. Friezen (Vice President,
                                          Finance and Principal Financial
                                          and Accounting Officer)

EXHIBIT 10.1

June 14, 1999



Board of Directors
Dakota Growers Pasta Company
One Pasta Avenue
P.O. Box 21
Carrington, ND 58421-0021

As discussed in Note 3 to the financial statements for the three months ended April 30, 1999, the Company changed its method of accounting for valuing substantially all of its inventory from the net realizable value method to lower of cost or market. The lower of cost or market method was adopted during 1999 to improve the comparability of the Company's operating results and its financial condition to industry practice. During the past two years, the Company has been experiencing significant increases in the number of products lines and volume of inventory maintained. The Company has also experienced frequent and rapid market changes in inventory values using the net realizable value method. Due to these factors, the Company feels the lower of cost or market method is more practical to maintain and control. The Company also feels the lower of cost or market method will provide a better matching of revenues with related costs.

As you have requested, we have discussed with you the circumstances, business judgement, and other underlying factors that contributed to your decision to make this accounting change.

Based on our review of the attendant circumstances and discussions with management, we concur that the newly adopted accounting principle of valuing inventory at lower of cost or market as described in Note 3 is preferable under the circumstances.

Because we have not audited any financial statements of the Company as of any date or for any period subsequent to July 31, 1998, we do not express an opinion on the financial statements for the three months ended April 30, 1999.


Yours very truly,




Eide Bailly LLP