Form 10-K405
period 1999-07-31
DAKOTA GROWERS PASTA CO
filed 1999-10-29
CIK 1004154

QuickLinks

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 1999
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-99834

DAKOTA GROWERS PASTA COMPANY
(Exact name of registrant as specified in its charter)

North Dakota (State of incorporation)	45-0423511 (IRS Employer Identification No.)

One Pasta Avenue, P.O. Box 21, Carrington, ND 58421-0021
(Address of principal executive offices including zip code)

(701) 652-2855
(Registrant's telephone number, including area code)

Securities Registered Pursuant To Section 12(B) Of The Act:
NONE

Securities Registered Pursuant To Section 12(G) Of The Act:
NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    There is no established public market for the Registrant's voting stock or equity stock. Although there is a limited, private market for shares of the Registrant's equity stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates. As of October 29, 1999, the number of shares outstanding of the Registrant's voting stock, par value $125.00, was 1,152 shares, and its equity stock, par value $2.50, was 11,097,409 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

PART I.

ITEM 1. BUSINESS

Forward-Looking Statements

    The information presented in this Annual Report on Form 10-K under "Business," "Properties and Processing Facilities", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "expect," "anticipate," "will" and similar expressions are intended to identify such forward-looking statements.

    Forward-looking statements involve risks and uncertainties, including those discussed under "Risk Factors," that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Introduction

    The Company is a North Dakota agricultural cooperative that was incorporated on December 16, 1991. The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta producing facility in Carrington, North Dakota. The facility, which became operational in 1994, currently has the capacity to grind approximately twelve million bushels of grain annually and to produce approximately 270 million pounds of pasta annually. In February 1998, the Company acquired all the outstanding stock of Primo Piatto, Inc. (Primo Piatto) a Minnesota corporation engaged in pasta manufacturing. Primo Piatto, being operated as the Minnesota Division of the Company, operates two processing plants in the Minneapolis, Minnesota metropolitan area. The addition of the Minnesota Division facilities has increased the Company's total annual pasta production capacity to about 470 million pounds.

    With membership limited to agricultural producers, the Company has a total of 1,152 members, whose operations are predominantly located in North Dakota, Minnesota or Montana. Each member must enter into a Growers Agreement with the Company. This agreement obligates the member to deliver one bushel of durum wheat during each processing year for each share of Equity Stock owned by that member, subject to a pro rata downward adjustment depending on the production needs of the Company.

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

    North America pasta consumption is approximately 5.0 billion pounds. According to the U.S. Department of Commerce, American consumers have increased their average consumption of pasta during the past 10 years at an annualized growth of approximately 2% to 3%. However, based on the Company's analysis of the marketplace and trade and industry information, the Company believes that pasta consumption growth rates in 1998 were approximately 1% to 2%, and expects consumption to be flat in 1999. The Company estimates that approximately 87% of domestic consumption is supplied by domestic producers, with imported pasta totaling about 13% of the total U.S. demand for dry pasta. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

    The Company identifies the domestic dry pasta market into which the Company sells its pasta products into three basic segments, with each segment presenting different product and sales and distribution requirements. The applicable market segments are Retail, Ingredient and Foodservice.

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

Co-Pack Arrangements

    A portion of each end-user market segment is supplied under "co-pack" arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements. Opportunities for co-pack arrangements have decreased in recent periods due to the excess production capacity in the United States pasta production industry. As described below, the Company's business involves co-pack arrangements, although at a lower percentage than earlier in the Company's operational history.

Production And Products

    The Company believes that its relationship with members provides a reliable and consistent supply of milling-quality durum wheat. Pursuant to Growers Agreements with the Company, the Company's members are obligated to deliver durum wheat for the Company's use. The durum wheat is used in the production of semolina that is then used by the Company to produce the Company's dry pasta products.

    Upon delivery, the durum wheat is sampled, weighed, pre-cleaned and unloaded into the mill's grain silos. From the grain silos, the durum wheat is pre-blended and conveyed into the mill's final mix bins, which use electronic mass flow controllers for precision blending and flow rate control. The wheat then proceeds to the cleaning and tempering sections of the mill. In those sections of the process, foreign grains and weed seeds are removed and the durum wheat is dampened to the optimum moisture level required for milling. From the tempering bins, the cleaned and tempered durum wheat is conveyed to the mill section of the Company's facilities, where grinding, sifting and purifying is completed to produce a high quality semolina. In addition to the semolina, five additional categories of product result from the overall durum wheat milling and blending process: granulars, first clear (higher grade) flour, second clear (lower grade) flour, semolina/durum wheat flour blends, and mill feed. Mill feed and most second clear flour is sold primarily for animal feed. Upon completion of the milling process, the Company's semolina, first and second clear flour and mill feed are conveyed into bulk storage bins.

    From the semolina bulk bins, semolina is primarily conveyed to the Company's pasta production semolina holding bins. It may also be transferred to truck and rail load-out bins for shipment to the Company's Minnesota operations or sale to other U.S. pasta manufacturers. The first clear flour is either blended with semolina and conveyed to pasta production semolina holding bins or transferred to rail and truck load-out bulk bins for sale to other users.

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

    The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all market segments. In addition to the dry pasta produced by the Company, the Company purchases less than 10 additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company's customers. With additions of pasta production equipment at its Carrington facility and the acquisition of the assets comprising the Company's Minnesota Division, outside purchases of pasta have fallen below 1% of total sales in 1999. The Company does not anticipate any significant outside purchases of pasta in the foreseeable future.

    In addition to its pasta products, the Company has in the past sold semolina and durum wheat flour to other pasta manufacturers in bulk truckload or railcar quantities. Such sales represented less than 1% of total net revenues in fiscal year 1999. With the completion of the Company's mill expansion project, the Company has capacity available to provide semolina for sale to other producers, although with an over-capacity of durum milling, such sales are anticipated at highly competitive pricing.

    The cost of production of dry pasta is significantly impacted by changes in durum wheat prices. The cost of milling quality durum wheat steadily increased from the time the Company was organized and remained at high levels through 1996. A significant 1996 crop led to a reduction in prices in 1997, when the 1997 crop was significantly smaller and durum wheat prices again increased. Worldwide, many durum wheat-producing areas reported large crops for 1998 and 1999, which has led to lower durum wheat prices. The quality of the 1999 crop in North Dakota and Canada is lower than in past years, which could have an impact on the price of milling quality durum. This volatility with respect to the price of the basic raw material for the Company's products leaves the Company subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States can have significant impact on the Company, and may have an adverse impact. Those factors include such variables as the weather in the area in which the Company's members reside, weather in other durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations.

    Due to the intense competition present in the market for pasta products, pasta manufacturers have generally been unable to implement price increases for their dry pasta products in periods when higher durum wheat prices impacted the cost of pasta production. The Company believes that such competition results primarily from excess production capacity in the domestic pasta industry. Additional industry capacity has been created through expansion programs followed by the Company and American Italian Pasta Company and the establishment of new production facilities by Barilla Alimentare S. p. A. (Barilla) and other enterprises.

Sales, Marketing and Customers

    The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company's products. Since its full operations began in 1994, the Company's customer base for pasta products has continuously expanded. The Company's pasta products are distributed on a broad basis throughout the U.S. The Company does not directly export its pasta products, although several of its customers have exported minor quantities. Within its pasta operation, the Company has steadily reduced the level of concentration among its largest customers. No one customer accounts for 10% or more of the Company's total revenues. The Company's top 10 customers accounted for 45% of revenues in fiscal year 1999, 48% in fiscal year 1998 and 56% in fiscal year 1997.

    Sales in the Retail segment of the market represented approximately 60% of the Company's pasta sales in fiscal year 1999, with sales to the Foodservice and Ingredient markets representing about 20% each. The current distribution of the Company's sales reflects significant volume growth in the Company's Retail segment and modest growth in the Foodservice and Ingredients segments.

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

    The Company may, depending on the marketing needs of the Company, reduce the quantity of durum wheat to be delivered on a pro rata basis to all members. For fiscal year 1999, the delivery obligation was slightly less than one bushel per share of Equity Stock owned.

    Effective August 1, 1998, the durum delivery system to the Company was modified to include deliveries made through Northern Grains Institute (NGI) a North Dakota non-profit company. NGI administers the delivery arrangements and acts as each member's grain handling and delivery agent for the purposes of satisfying that member's obligations under the Growers Agreement. NGI is responsible for arranging the logistics of durum deliveries and handling payment and accounting matters. Consistent with Dakota Growers' policies and the Growers Agreement, NGI assigns each member a delivery date by lottery for each of the three marketing periods, which are as follows:

      August 1—November 30; December 1—March 31; April 1—July 31

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

Competition

Overview

    The markets for semolina/durum wheat flour and pasta are highly competitive in most segments and geographic regions. In all, there are an estimated 60 to 65 significant plants in the U.S. which manufacture dry pasta. The intensity of competition varies from time to time as a result of a number of factors, including: (1) the degree of industry capacity utilization, (2) comparative product distribution costs, (3) ability to render distinctive service to customers, (4) the price of raw materials, primarily durum wheat, and (5) a distinguishing or unique ability to provide consistent product quality in line with customer specifications. The Company believes that, in a broad sense, the single most influential factor on the intensity of competitive conditions is industry capacity utilization. (It should be noted that detailed information regarding pasta production is somewhat difficult to obtain, as many pasta producers are closely-held enterprises.)

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

    Total domestic industry capacity, excluding self-supply capabilities within the ingredient segment, is broadly estimated at over 3.8 billion pounds of pasta per year. The Company's top competitors in the open market include New World Pasta (until recently owned by the Hershey Food Group), American Italian Pasta Company (including its long-term contract to produce Muellers brand for Best Foods, Inc.), Borden Pasta Division (Borden), Philadelphia Macaroni Co. Inc., Barilla, A. Zerega's Sons, Inc., and Gooch Foods (Archer Daniel Midland). Together with the Company, these organizations represent in the aggregate in excess of 50% of total industry production capacity and over 75% of the capacity excluding self-supply. These companies market under their own labels and also supply private label customers.

    Industry changes will impact pasta market competition. Barilla, one of Italy's largest pasta marketers, is aggressively expanding its branded label sales and has completed construction of a new durum mill and pasta manufacturing facility in Iowa. American Italian Pasta Company has begun production at its new plant in Wisconsin and has expanded its plants in Missouri and South Carolina. Less efficient plants have closed, most recently Ecco D'oro Food Corp.'s plant in Michigan. Borden has closed six of its ten manufacturing facilities since 1997, two of which still remain in production under the Company's ownership.

    Competition also comes from imported pasta, which represents approximately 13% of the total domestic market.

    Approximately 25% of total domestic industry production capacity is represented by the largest self-suppliers, which include Kraft, American Home Foods Products, Inc., Campbell Soup Co., Inc., ConAgra, Inc., Heinz and Stouffers Corp.

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

Semolina and Durum Wheat Flour

    Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Harvest States Cooperatives and Miller Milling all have two or more active mills, and collectively are believed to represent more than 60% of total domestic milling capacity; The Company's current milling operation represents about 15% of total domestic milling capacity. Some of the mills operated by the Company's competitors have established integrated pasta production capabilities or have developed alliances with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables the Company to compete more effectively with those competitors who also have integrated facilities.

Government Regulation

Trade Policies

    Governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada, may affect the operations of the Company and the volume of pasta imports.

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

Intellectual Property Rights

    The Company relies on a combination of trade secret, and trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns the following trademarks that have been registered with the United States Patent and Trademark Office: the corporate logo, Dakota Growers Pasta Company®, the design on its packaging, Pasta Growers®, Pasta Sanita® and Zia Briosa®. The Company has a pending trademark application for Wheatland™. The Company also has registered trademarks on several marketing designs.

Research And Development

    The Company supports research and development programs in North Dakota that focus on improved varieties of durum wheat. In fiscal year 1999, Dakota Growers hired an agronomist and initiated a long-term project of small plot, replicated variety trial research, as well as field-scale fungicide research. In connection with plant breeders and researchers, the Company is working to develop scab-resistant, high-gluten durum varieties. The Company, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, ongoing product manufacturing, and development of new pasta shapes.

Employees

    As of October 22, 1999, the Company had 447 full-time and 9 part-time employees, 157 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 1999 and September 30, 2002. The Company considers its employee relations to be excellent.

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

  Tax Treatment

    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. Dakota Growers is a nonexempt cooperative. As a cooperative, Dakota Growers is not taxed on amounts of patronage sourced income withheld from its members in the form of qualified per-unit retains or on amounts distributed to its members in the form of qualified written notices of allocation. Consequently, such amounts are taxed directly to the members. However, revenue attributable to non-patronage sourced income is taxed at the Company level and again upon distribution to the Company's members. If the Company were not entitled to be taxed under Subchapter T or if significant portions of revenues are from non-patronage sourced income, its revenues would be taxed when earned by the Company and the members would be taxed when dividends are distributed. From time to time, the Internal Revenue Service challenges the tax status of cooperatives, taking the position that the challenged entities are not operating on a cooperative basis and are therefore not entitled to the tax treatment described above. Those challenges can be based on a variety of factors, including the nature of the cooperative's business, its interaction with its members and the portion of its business done for or with its members. The impact of most such challenges, regardless of the factor on which the challenge is based, is that the Internal Revenue Service seeks to assert that some or all of a cooperative's income does not arise from a "patronage" transaction. As any income derived from non-patronage sources is subject to taxation at the entity level, the effect of a successful challenge is that the cooperative would be taxed as a corporation. The Internal Revenue Service has not challenged the Company's tax status; the Company would vigorously defend any such challenge. However, taxation at both the Company level and the shareholder level would have a material, adverse impact on the Company.

  Technology

    The Company believes that its overall commitment to maintaining and upgrading pasta manufacturing, milling and packaging equipment is necessary to keep a competitive edge in the pasta industry. In addition, it also acknowledges that ongoing computer system upgrades to better service the demands of its customers are important to long-term success and profitability. To the extent the Company experiences an inability to consistently keep pace with the industry in these areas may have a negative impact on its ability to be successful in the future.

  Competitive Environment

    The U.S. as well as the world pasta industry is extremely competitive. The Company competes in all segments—retail store brand, foodservice and ingredient, with larger, national and international food companies. The pasta industry in the U.S. as well as in Italy are faced with an over-capacity situation, which is reflected in the current low pasta pricing in all three segments. Additionally, some of the other companies have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The current environment, especially in the retail and ingredient segments, has put pressure on profitability and may continue in the future. The Company has and will continue to apply cost saving measures in all areas of procurement, manufacturing, logistics and marketing support to remain competitive. Due to unforeseen circumstances, there is no guarantee that the Company can continue to grow and operate profitably in the future.

  Pasta, Semolina, Durum Wheat and By-Product Prices

    The Company's profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products, matters over which the Company will have little or no control. Current prices for durum wheat, the main ingredient in dry pasta, remain very low in comparison to recent years primarily due to over-production in the major durum wheat producing regions of North Dakota and Canada. Lower durum wheat pricing, together with over-capacity in both durum milling and pasta production worldwide, have placed downward pressure on durum semolina and dry pasta pricing. With the completion of its mill expansion, the Company has capacity to sell durum semolina to other pasta producers. Such sales are currently being made at highly competitive prices.

  Product Concentration

    The Company competes exclusively in the dry pasta segment, mainly in the U.S. Any decline in pricing or consumer preference for dry pasta could have a significant impact on the Company's ability to grow or remain profitable in the future.

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

    Under the Growers Agreement, the Company may, depending on its marketing needs, reduce on a pro rata basis the quantity of durum wheat each member is obligated to deliver to the Company. In fiscal years 1999 and 1997 the delivery obligation was slightly less than one bushel of durum wheat per share of Equity Stock owned, while the delivery obligation was one bushel of durum wheat per share for fiscal year 1998. There can be no assurance that the Company will not reduce the amount of durum wheat to be delivered by members. In the event that the Company reduces the amount of durum wheat to be delivered per share of Equity Stock, each member would experience a proportionate reduction in the patronage activity with the Company.

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

    Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such by the trade policies of both the U.S. government and foreign governments. In 1996, a U.S. Department of Commerce investigation determined that several Italian and Turkish pasta producers were selling pasta at less than fair value in U.S. markets, and were benefiting from subsidies from their respective governments. Consequently, the U.S. International Trade Commission imposed punitive anti-dumping duties on pasta imported from both nations, effective July 1996. However, foreign pasta producers have also entered the United States pasta market by establishing production facilities in the United States, further increasing competition in the United States pasta market.

  Restrictive Loan Covenants

    The Company's loan agreements with CoBank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and working capital and achieve certain financial ratios. To the extent that the Company is unable in the future to satisfy the various conditions specified in the loan agreements, the Company's ability to distribute either patronage distributions or any other dividends to its members may be restricted or the Company may be prohibited from returning unit retains withheld from durum wheat purchases from members. The failure to comply with the various loan covenants may result in interest rate penalties, restrict the Company's corporate activities or result in a default by the Company which may have a material adverse affect on the Company's liquidity.

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

    To constitute a qualified written notice of allocation of patronage dividends under federal tax law, the Company must pay to each member at least 20% of the patronage dividend in cash or by qualified check. Therefore, in the event that the Company issues patronage dividends in the form of qualified written notices of allocation, the entire amount of such patronage dividend is deemed to be taxable income to the member, even though the member may receive a cash payment of only 20% of the patronage dividend.

ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

    Dakota Growers operates a vertically integrated, state of the art durum milling and pasta manufacturing plant in Carrington, North Dakota and, through its Primo Piatto, Inc. subsidiary, two pasta production facilities in the Minneapolis, Minnesota metropolitan area.

    The Carrington mill became operational in January 1994, was expanded in 1996 and again in 1999. It has the capacity to grind 40,000 bushels of durum per day, and over twelve million bushels per year. It has grain silos with a capacity to hold 620,000 bushels. Its semolina production capability meets the requirements of all of the Company's pasta manufacturing capacity, with excess capacity available for semolina sales to other producers.

    The Carrington pasta operations, initially operational in January 1994, have been expanded in 1997 and 1998. The plant now has seven pasta production lines, three operated as long goods lines and four of which are short goods lines. Electronic control scales are used throughout the facility to continuously track production and yields. A central computer control room allows one operator to monitor efficiently both the milling and the pasta operations. Total dry pasta manufacturing capacity is 270 million pounds annually.

    The Company owns the physical plant in Carrington, and the land on which it is located.

    The Company's Primo Piatto, Inc. subsidiary operates two pasta production facilities in the Minneapolis metropolitan area. The larger of the two production facilities, located in New Hope, Minnesota, contains six production lines capable of producing approximately 170 million pounds of dry pasta each year, predominantly in retail packaging. This highly automated, cost effective processing and packaging facility has gone through significant upgrades within the last decade. Primo Piatto owns the physical plant and land at the New Hope facility.

    The smaller production facility, located in Minneapolis, Minnesota, contains four production lines and is capable of producing approximately 30 million pounds of dry pasta each year. It is being operated predominantly for the production of a high quality lasagna product. The land and buildings of this facility were sold in 1999, and leased back under a three-year lease which allows for cancellation prior to the expiration date with a 6-month notice period.

    In addition to Company-owned warehousing at the Carrington and New Hope plants, the Company leases warehousing and distribution facilities in Fargo, North Dakota. These facilities are supplemented by public warehouses in Massachusetts, Pennsylvania, Maryland, Kentucky, Kansas, Utah, Oregon and Washington, where inventory is maintained and redistributed for the needs of specific customers.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than such routine litigation, the Company is not currently involved in any material legal proceedings. In addition, the Company is not aware of other potential claims that could result in the commencement of legal proceedings. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the Company's insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    There is no established public market for the voting Membership Stock, Equity Stock or Preferred Stock of the Company. Ownership of Membership Stock and Equity Stock is restricted to eligible agricultural producers. The Membership Stock, Equity Stock and Preferred Stock may not be transferred without the consent of the Company's Board of Directors.

    As of October 29, 1999, there were 1,152 holders of Membership Stock. As voting rights are limited to holders of Membership Stock, each member of the Cooperative has an equal voting influence regardless of the member's Equity Stock holdings.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below for the fiscal years ended July 31, 1995, 1996, 1997, 1998 and 1999 are derived from the financial statements of the Company, which were audited by Eide Bailly LLP, independent accountants. This section should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

FINANCIAL DATA
(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	1995		1996		1997		1998		1999
INCOME STATEMENT DATA
Net revenue	$41,239		$50,494		$70,702		$119,621		$124,869
Cost of product sold	35,789		43,318		58,357		100,229		106,062

Gross proceeds	5,450		7,176		12,345		19,392		18,807
Marketing, general and administrative expenses	2,021		2,532		3,542		6,754		7,886

Operating proceeds	3,429		4,644		8,803		12,638		10,921
Other income (expense)	(2,021)		(2,022)		(1,877)		(3,264)		(2,434)
Income tax (expense) benefit	28		(4)		—		—		(499)

Income before cumulative effect of change in accounting principle	1,436		2,618		6,926		9,374		7,988
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	—		—		—		—		(3,429)

Net income from patronage and non-patronage business	1,436		2,618		6,926		9,374		4,559
Dividends on preferred stock	42		39		36		15		143

Net earnings from patronage and non-patronage business available for members	$1,394		$2,579		$6,890		$9,359		$4,416

Average equity shares outstanding(1)	4,674		5,568		7,356		7,356		8,603
Net earnings from patronage and non-patronage business per average equity share outstanding before cumulative effect of accounting change(1)	$0.30		$0.46		$0.94		$1.27		$0.91

Patronage and other dividends per average share outstanding(1)
Declared(2)	$0.20		$0.32		$0.65		$1.00		$0.80
Distributed(2)	0.20		0.32		0.65		1.00		0.80
BALANCE SHEET DATA
Cash	$155		$1,448		$5		$182		$3,425
Working capital	2,400		8,184		6,329		22,813		31,065
Total assets	47,842		49,894		68,739		124,537		135,873
Long-term debt (excluding current maturities)	24,822		18,860		27,131		66,056		59,116
Redeemable preferred stock	970		820		453		253		53
Members' investment	13,497		24,866		29,956		36,875		58,982
OPERATING DATA
Ratio of long-term debt to members' investment	1.84	x	.76	x	.91	x	1.79	x	1.00	x

(1)
Adjusted for the impact of the 3-for-2 stock split effective August 1, 1997.

(2)
Qualified patronage declarations have been made by the Board of Directors in October of each year based on the patronage earnings and average shares for the prior fiscal year ending July 31. Payments of patronage declaration have been made in November of each year. The amounts for 1999 were declared by the Board of Directors in October 1999, and are payable in November 1999.

  Amounts reflected above include only dividends on equity stock and qualified patronage declarations, and exclude non-qualified allocations to each member's account. Such non-qualified amounts are reserved in each member's account but are not taxable until qualified.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    The following discussion contains forward-looking statements. Such statements are based on assumptions by the Company's management, as of the date of this report, and are subject to risks and uncertainties, including those discussed under "Risk Factors" in this report, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements.

Summary

    During fiscal year 1999, the Company made a change in accounting for its inventory valuation methodology. This change resulted in a charge to earnings for the year of $3,429,000, the impact to July 31, 1998, and is discussed in greater detail in the footnotes to financial statements and below.

    Reflecting a pro forma application of the change in accounting to the applicable prior years, the Company had net earnings for the year of $7,845,000, up $1,114,000 from the year ended July 31, 1998. Pro forma earnings per average equity share of $.91 was down $.01 from the $.92 pro forma earnings per share last year, reflecting the additional shares issued in fiscal year 1999.

    The increase in earnings over last year can be attributed to the gain on sale of properties that totaled $2,027,000 net of tax. This was offset by the impact of loan losses incurred by the St. Paul Bank for Cooperatives, a cooperative bank of which the Company was a member and a major lender to the Company. The decline in patronage income from cooperative banks recorded in fiscal year 1999 compared to fiscal year 1998 was $934,000. The balance of earnings was essentially unchanged on a pro forma basis.

    Pasta sales volumes increased 27% and overall revenues increased 14% on a pro forma basis. Higher fixed costs associated with acquired facilities and interest on the financing of this acquisition, together with market pressures, durum commitments as of July 31, 1998, and declining prices for by-products negated this impact.

    Anticipating the competitive pressures in the pasta industry, the Company embarked on a focused cost analysis and reduction program. Its mill expansion and other completed and scheduled capital projects emphasize overall cost reduction. Its technology additions have been designed to eliminate non-value-added activities as well as enhance customer communication and service. The sale of non-competitive assets completed in fiscal year 1999 was part of this program.

    The Company feels these actions have positioned it for future volume growth, and it continues to aggressively pursue opportunities in all segments of the pasta market.

    The Company entered fiscal year 1999 with certain durum commitments, used to a large degree to supply its Minnesota facilities with semolina through a toll milling agreement, that were greater than existing market conditions. These commitments had a negative impact on earnings for the year. With its mill expansion completed, and its durum commitments entering fiscal year 2000 in line with pasta market conditions, the Company anticipates that with growth in sales volumes, earnings for the first and second quarters of fiscal year 2000 to equal or exceed the corresponding periods in fiscal year 1999. The Company is unable to predict with certainty the impacts of durum prices and market conditions into the latter portions of fiscal year 2000, but anticipates that its cost containment and aggressive selling efforts could have a positive impact these future earnings.

Effect of Accounting Change

    As discussed in Note 1 to the financial statements for the twelve months ended July 31, 1999, the Company changed its method of accounting for valuing its inventories from the net realizable method to the lower of cost or market, determined on a FIFO basis, using product specific standard costs. The statement of operations for the twelve months ended July 31, 1999 reflects the results utilizing the new methodology. The impact of this change on prior years, to July 31, 1998, amounted to a reduction in earnings of $3,429,000, which was reflected in the statement of operations for the twelve months ended July 31, 1999. If this change had been applied retroactively, the following pro forma amounts would have been reflected (in thousands, except per share amounts):

	1999	1998	1997
Net revenues	$124,869	$109,748	$69,157
Cost of product sold	106,062	92,984	56,854

Gross proceeds	$18,807	$16,764	$12,303

Net earnings	$7,845	$6,731	$6,848

Basic earnings per share	$0.91	$0.92	$0.93

    References to pro forma results in the following discussions refer to the above pro forma amounts.

Results Of Operations

Comparison of Fiscal Years ended July 31, 1999 and 1998

    Net Revenues.  Total revenues increased $5.2 million, or 4%. If the change in accounting had been applied retroactively, revenues would have increased 14%, or $15.1 million. While pasta sales volumes increased 27%, the average price per pound of pasta sold declined due to contractual price adjustments based on declining raw material costs, and market pressures due to the declining raw material costs and an over-capacity of pasta production in North America.

    Revenues from the retail segment, excluding government and co-pack sales, increased by 41% reflecting additional private label customers and growth within the Company's customer base. Annualization of private label customers added through the acquisition of Primo Piatto midway through fiscal year 1998 also added to the 1999 increase. Foodservice revenues increased 14%, primarily through acquisitions made by the Company's customers. Ingredient revenues were up 20% due to new customers and increased sales to existing customers.

    The Company markets semolina production in excess of its own requirements and the by-products of durum milling. Revenues from excess semolina sales declined $3.4 million as the Company utilized all of its milling capacity, prior to completion of its mill expansion project in May 1999, in internal pasta production. Prices realized on sales of semolina and by-products declined due to lower durum costs and competition with other producers and products.

    Cost Of Product Sold.  Cost of product sold as reported increased $5.8 million. On a pro forma basis, cost of product sold increased $13.1 million, or 14%, to $106.1 million. The pro forma increase is mainly attributable to an increase in sales volumes. Additional increases are also attributed to fixed costs associated with the acquisition of the Minnesota facilities. These increases were partially offset by a reduction in average durum costs per bushel. Pro forma gross margin as a percentage of revenues was essentially unchanged from last year.

    Marketing, General and Administrative ("MG&A") Expenses.  MG&A expense increased $1.1 million, or 17%, over last year. All of the increase was due to the enhancement of the Company's sales and sales support efforts to meet the needs of new and existing customers and pursue continued growth. The enhancement of the Company's information technology department and infrastructure to focus on the Year 2000 issue, electronic data interchange and the increasing business requirements also added to the change. As a percentage of net pasta revenues, MG&A declined slightly to 6.6%.

    Interest Expense.  Interest expense, including the patronage adjustment on loans from cooperative banks, increased $2.0 million, primarily due to the debt issued for the acquisition of the Minnesota facilities and a $934,000 impact of patronage credits from cooperative banks. Debt restructuring in July and August of 1998 had a positive impact on the overall average interest rates, with a current year savings of $0.4 million.

    Other Income And Income Tax Expense.  The Company recorded $2.5 million in gains on the sale of properties during fiscal year 1999. Interest income was up $0.4 million due to a higher level of investible funds resulting from the stock offering completed in February 1999. The Company recorded $499,000 of income tax expense on these non-member transactions, utilizing tax net operating loss carry-forwards to minimize the impact.

    Net Income.  Net income for the twelve months ended July 31, 1999 declined $4.8 million from last year. $3.4 million of the decline was due to the cumulative effect of the accounting change recorded in 1999, $2.6 million due to the positive impact on 1998's earnings attributed to net realizable value accounting for inventories, and $0.9 million due to changes in patronage income from cooperative banks. These were partially offset by the $2.0 million gain, net of tax, on the sale of properties.

Comparison of Fiscal Years ended July 31, 1998 and 1997

    Net Revenues.  Net revenues for the fiscal year increased $48.9 million, or 69%, to $119.6 million. This increase was primarily due to increased pasta volumes. Average unit prices of pasta were relatively unchanged in all segments from last fiscal year. If the change in accounting had been applied retroactively, net revenues would have been up $40.6 million, or 59%.

    Revenues from the retail segment increased by 69% due to higher sales volumes. Most of the sales volume increase was due to new private label customer business that was acquired either through the Primo purchase or due to the exit from the private label market by Borden. A portion of the volume growth was attributed to co-packing for other pasta manufacturers, which prior to the purchase of Primo Piatto, Inc. ("Primo") was not available due to capacity constraints.

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

    Cost Of Product Sold.  Most of the $41.9 million increase in cost of product sold was due to increased pasta production volumes and the increase in the proportion of retail sales. The average price of durum ground was unchanged from last fiscal year. On a pro forma basis assuming retroactive application of the change in accounting, cost of product sold increased $36.1 million, or 64%.

    Marketing, General and Administrative ("MG&A") Expenses.  Increased marketing staffing and activities, including the efforts of the Company's network of brokers, as well as increased information technology expenditures and costs associated with the acquisition of Primo were the primary reasons for the $3.2 million increase in MG&A expenses.

    Interest Expense.  Interest expense increased $1.5 million, or 84%, to $3.3 million for the fiscal year ended July 31, 1998 due to higher debt levels resulting from the acquisition of Primo.

    Net Income.  Net income for the fiscal year ended July 31, 1998 increased $2.4 million to $9.4 million, a 35% increase over last year. On a pro forma basis assuming retroactive application of the change in accounting, net income for the fiscal year ended July 31, 1998 decreased $138,000 to $6.7 million.

Liquidity and Capital Resources

    The opening line in Dakota Growers' Mission Statement reads "Dakota Growers Pasta Company was founded on the dream to provide farmers with the means to secure a future for themselves and their families." In keeping true to this statement, the Company attempts to return as much of its earnings as possible to its members annually, balanced with financial responsibility for ongoing obligations and future growth opportunities. The Company's liquidity requirements include the construction or acquisition of manufacturing facilities and equipment and the expansion of working capital to meet its growth requirements, as well as providing a fair return to its members. The Company meets these liquidity requirements from cash provided by operations, short-term borrowings under its line of credit, sales of equities and outside debt financing.

    The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company's short-term line of credit is $15.0 million, none of which was outstanding as of July 31, 1999. Cash, receivables and inventories secure borrowings against the line of credit.

    The Company's long-term financing is provided through various secured term loans and secured notes. Historically, the Company's long-term financing requirements have been provided exclusively by cooperative banks (St. Paul Bank for Cooperatives and, after merger, CoBank, collectively referred to hereafter as the "Bank"). The Company entered into an amended loan agreement (the "Loan Agreement") on July 23, 1998 with the Bank. The Loan Agreement provides the Company with a total of approximately $72.8 million in term and seasonal loans and commitments, bearing either variable or fixed interest rates. Variable interest rates on term and seasonal loans are based on the lender's cost of funds, and are subject to an adjustment (increase or decrease) depending on whether the Company is in compliance with certain financial covenants. The Company is charged a fee of .10% on the daily outstanding balance of term loans and commitments payable on the last day of each calendar quarter. The Company also is charged a commitment fee of .625% on the daily outstanding commitments payable on the last day of each calendar quarter.

    In August 1998, the Company issued $27.0 million in debt through a private placement to institutional investors and used the proceeds to repay certain outstanding long and short-term debt with the Bank.

    The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. The Company is required to maintain a current ratio of 1.35:1, a net ownership ratio (adjusted to reflect a current ratio of 1.35:1) of not less than 40%, and a debt service coverage ratio of not less than 1.25:1, measured for the previous twelve month period ending July 31 of each year. The Company cannot pay dividends on capital stock in excess of minimum requirements, or revolve any owner equity if such action will cause a noncompliance position in any financial condition without the prior written consent of the Bank. The Company's consolidated net worth may not be less than the sum of (a) $27,000,000 plus (b) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998. The Company's trailing twelve month ratio of consolidated cash flow to consolidated fixed charges may not be less than 2:1 at the end of each fiscal quarter, nor can the ratio of consolidated funded debt to consolidated cash flow exceed 4:1 for the period including July 31, 1999, 3.5:1 for the period ended January 31, 2000 and 3:1 thereafter. As of July 31, 1999, the Company is in compliance with its debt covenants.

    Operations generated $6.9 million in cash for the twelve months ended July 31, 1999. This compares to the $2.8 million net cash used in operating activities for the twelve months ended July 31, 1998, and $8.0 million in cash provided by operating activities for the year ended July 31, 1997. Net cash generated by sales was partially offset by increased receivables and reduced payables in fiscal year 1999. The negative cash provided by operations for fiscal year 1998 was primarily due to significantly increased inventories and the prepayment of expenses for marketing and consulting services and durum purchases. The increase in inventories in 1998 was in response to sales growth, especially in the retail segment, and the Company's commitment to meeting its customers' delivery requirements.

    On a pro forma basis, for the twelve months ended July 31, 1999, assuming retroactive application of the change in accounting, earnings before interest, taxes, depreciation and amortization, commonly referred to as EBITDA, increased from $14.9 million to $18.5 million excluding the gain on sale of properties. EBITDA is a measure of cash flow provided by operations.

    Cash used in investing activities are primarily for the construction and installation of milling and pasta equipment and, in fiscal year 1998, for the acquisition of Primo. Expenditures for the purchase of property and equipment totaled $14.3 million, $9.4 million and $17.8 million for the twelve months ended July 31, 1999, 1998, and 1997, respectively. Most of the expenditures in 1999 were for mill expansion. In fiscal year 1999, the Company enhanced its technology infrastructure to focus on electronic data interchange, process automation, and increased business requirements. Most of the Company's technology assets are placed under lease agreements, which allows the Company to stay relatively current with changing technologies.

    Net cash provided by financing activities totaled $9.6 million, $21.5 million and $8.6 million for the years ended July 31, 1999, 1998 and 1997, respectively. Through its stock offering ended February 28, 1999, the Company received $24.4 million of proceeds, net of expenses of the offering and payments due the selling preferred shareholders. The proceeds from this offering have been used for the mill expansion project, a reduction of debt and the enhancement of the Company's working capital position. The $21.5 million was the result of the issuance of $27.2 million in long and short-term debt. In fiscal 1997, such debt issuances totaled $10.9 million. Patronage distributions to members of the Cooperative from profits on the grain provided by the members totaled $7.3 million, $4.7 million and $1.8 million for the years ended July 31, 1999, 1998 and 1997, respectively. Such distributions approximated 70% of the respective prior year's patronage earnings of the Cooperative. Such distributions were declared in October and paid in November of each year. In October 1999, the Company's Board of Directors declared a qualified patronage distribution of $0.70 per bushel ($0.67 per average outstanding equity share), all to be paid out in cash, and a cash dividend on equity stock of $0.10 per share outstanding as of August 1, 1999. Such distributions and dividends represent approximately 88% of fiscal year 1999's earnings before the cumulative effect of accounting change, and leaves $2.1 million of accumulated earnings (allocated and unallocated). The cumulative effect of accounting change was allocated against prior years allocated accumulated non-qualified earnings on a pro rata basis.

    The Company has current commitments for $5.6 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures in fiscal year 2000 to total $5.0 million. These expenditures are primarily for cost reduction projects currently scheduled. Commitments for monthly operating lease payments for technology and other assets total $4.1 million, $1.5 million of which is due in the twelve months ended July 31, 2000. The Company currently has no other material commitments.

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

    The Company has completed its review of its computer and other hardware and software systems and has upgraded systems that it has identified as not being year 2000 compliant either through modification or replacement. It has developed alternative plans in the event that, despite review, critical systems prove to impacted by year 2000 issues. Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurance that the upgrade of the Company's computer systems will be free of defects or that the Company's alternate plans will meet the Company's needs. If any such risks materialize, the Company could experience material adverse consequences to its operations and financial performance, substantial costs or both.

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

    All expenses incurred in connection with becoming year 2000 compliant are expensed as incurred, other than acquisitions of new software or hardware, which are capitalized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In connection with the acquisition of durum wheat for anticipated processing requirements, the Company enters into commodities futures contracts as deemed appropriate to reduce the effect of price fluctuations. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," these futures meet the hedge criteria and are accounted for as hedges. Accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost.

    The following sensitivity analysis reflects the market risk of the Company to a hypothetical adverse market price movement of ten percent, based on the Company's net commodity positions as of July 31, 1999 and 1998. Inventories, priced forward contracts, and estimated anticipated purchases not yet contracted for were not included in the sensitivity analysis calculations. For purposes of determining market risk, a loss is defined as the potential decrease in fair value or the opportunity cost resulting from the hypothetical adverse price movement. The fair values of net commodity positions were based upon quoted futures prices. The results of this analysis, which may differ from actual results, are as follows (in thousands):

	July 31, 1999		July 31, 1998
	Fair Value	Market Risk	Fair Value	Market Risk
Long Position	$4,452	$445	$6,882	$688

    Sensitivity analysis disclosures represent forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The availability and price of durum wheat are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand, and global production of similar and competitive crops.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF DAKOTA GROWERS PASTA COMPANY

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Dakota Growers Pasta Company
Carrington, North Dakota

    We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company (a North Dakota Cooperative) and subsidiary as of July 31, 1999, and 1998, and the related consolidated statements of operations, changes in members' investment and cash flows for the years ended July 31, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company and subsidiary as of July 31, 1999, and 1998, and the results of their operations and their cash flows for the years ended July 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the financial statements, the Company changed its method of valuing inventories in fiscal year 1999.

/s/ Eide Bailly LLP

Fargo, North Dakota
September 8, 1999, except for Note 13, as to which the date is October 21, 1999

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

JULY 31, 1999 AND 1998

(In Thousands, Except Share Information)

	1999	1998
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,425	$182

Short-term investments (restricted)	513	—

Receivables
Trade accounts receviable, less allowance for cash discounts and doubtful accounts of $193 and $174	15,843	12,404
Other receivables	1,751	742

	17,594	13,146

Short-term note receivable	1,884	—

Inventories	18,681	21,935

Prepaid expenses	1,790	2,296

Deferred income taxes	—	34

Total current assets	43,887	37,593

PROPERTY AND EQUIPMENT
In service	107,151	89,270
Construction in process	547	5,463

	107,698	94,733
Less accumulated depreciation	(20,529)	(13,596)

Net property and equipment	87,169	81,137

INVESTMENT IN COOPERATIVE BANKS	2,073	2,086

OTHER ASSETS	2,744	3,721

	$135,873	$124,537

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

JULY 31, 1999 AND 1998

(In Thousands, Except Share Information)

	1999	1998
LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,194	$4,033
Accounts payable	3,860	5,748
Excess outstanding checks over cash on deposit	—	2,336
Accrued grower payments	1,119	1,354
Accrued liabilities	4,563	2,894
Deferred income taxes	86	—

Total current liabilities	12,822	16,365
COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	59,116	66,056
DEFERRED INCOME TAXES	4,900	4,988

Total liabilities	76,838	87,409

PREFERRED STOCK
Redeemable preferred stock
Series A, 6% cumulative, $100 par value, issued 1,000 shares in 1998	—	100
Series B, 2% non-cumulative, $100 par value, issued 525 and 1,525 shares in 1999 and 1998, respectively	53	153

Total preferred stock	53	253

MEMBERS' INVESTMENT
Convertible preferred stock
Series D, 6% non-cumulative, $100 par value, issued 23,038 shares in 1998	—	2,304
Membership stock, $125 par value, issued 1,152 and 1,101 shares in 1999 and 1998, respectively	144	137
Equity stock, $2.50 par value, issued 11,097,409 and 7,356,059 shares in 1999 and 1998, respectively	27,743	18,390
Additional paid-in capital	22,074	4,101
Accumulated allocated earnings	4,896	2,914
Accumulated unallocated earnings	4,125	9,029

Total members' investment	58,982	36,875

Total liabilities and members' investment	$135,873	$124,537

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 1999, 1998 AND 1997

(In Thousands, Except Share Information)

	1999	1998	1997
Net revenues (net of discounts and allowances of $20,534, $10,709 and $7,694 for 1999, 1998 and 1997, respectively)	$124,869	$119,621	$70,702
Cost of product sold	106,062	100,229	58,357

Gross proceeds	18,807	19,392	12,345
Marketing, general and administrative expenses	7,886	6,754	3,542

Operating proceeds	10,921	12,638	8,803
Other income (expense)
Interest and other income	400	63	39
Gain (loss) on sale of property and equipment	2,539	—	(104)
Interest expense, net	(5,373)	(3,327)	(1,812)

Income before income taxes	8,487	9,374	6,926
Income tax expense	499	—	—

Income before cumulative effect of change in accounting principle	7,988	9,374	6,926
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	(3,429)	—	—

Net income from patronage and non-patronage business	4,559	9,374	6,926
Dividends on preferred stock	143	15	36

Net earnings from patronage and non-patronage business available for members	$4,416	$9,359	$6,890

Average equity shares outstanding	8,603	7,356	7,356
Net earnings from patronage and non-patronage business per average equity share outstanding
Basic, before cumulative effect of accounting change	$0.91	$1.27	$0.94
Cumulative effect of accounting change	(0.40)	—	—

Basic	$0.51	$1.27	$0.94

Diluted, before cumulative effect of accounting change	$0.90	$1.24	$0.94
Cumulative effect of accounting change	(0.39)	—	—

Diluted	$0.51	$1.24	$0.94

Pro forma amounts assuming the new valuation method is applied retroactively
Net earnings from patronage and non-patronage business available for members	$7,845	$6,731	$6,848

Net earnings from patronage and non-patronage business per average equity share outstanding
Basic	$0.91	$0.92	$0.93

Diluted	$0.90	$0.89	$0.93

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS

YEARS ENDED JULY 31, 1999, 1998 AND 1997

(In Thousands, Except Share Information)

					Allocated Accumulated Earnings		Unallocated Accumulated Earnings (Deficit)
	Series D Preferred Stock	Membership Stock	Equity Stock	Additional Paid-in Capital
					Qualified	Non-Qualified	Patronage	Non-member	Total
BALANCE, JULY 31, 1996	$—	$135	$18,881	$3,610	$—	$—	$2,213	$27	$24,866
Preferred dividends declared							(36)		(36)
Net income (loss) for the year ended July 31, 1997							7,283	(357)	6,926
Patronage allocations					1,800	413	(2,213)		—
Patronage paid					(1,800)				(1,800)

BALANCE, JULY 31, 1997	—	135	18,881	3,610	—	413	7,247	(330)	29,956
Preferred dividends declared							(15)		(15)
Preferred Series D stock issued	2,304								2,304
Net membership stock issued		2							2
Reallocation of additional paid-in capital due to three for two equity stock credit and revolution of equity stock par value from $3.85 to $2.50 per share			(491)	491					—
Net income (loss) for the year ended July 31, 1998							9,932	(558)	9,374
Patronage allocations					4,746	2,501	(7,247)		—
Patronage paid					(4,746)				(4,746)

BALANCE, JULY 31, 1998	2,304	137	18,390	4,101	—	2,914	9,917	(888)	36,875
Preferred dividends declared							(75)	(68)	(143)
Net membership stock issued		7							7
Equity stock issued			9,062	18,134					27,196
Expenses of stock offering				(137)					(137)
Contributed capital				42					42
Preferred Series D stock retired	(2,304)			(288)					(2,592)
Equity stock options exercised			291	222					513
Net income for the year ended July 31, 1999							2,393	2,166	4,559
Patronage allocations					7,338	1,982	(9,320)		—
Patronage paid					(7,338)				(7,338)

BALANCE, JULY 31, 1999	$—	$144	$27,743	$22,074	$—	$4,896	$2,915	$1,210	$58,982

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 1999, 1998 AND 1997

(In Thousands, Except Share Information)

	1999	1998	1997
OPERATING ACTIVITIES
Net income	$4,559	$9,374	$6,926
Add (deduct) non-cash items
Cumulative effect of changing to a different inventory valuation method	3,429
Depreciation and amortization	7,589	4,849	3,138
Non-cash portion of patronage dividends	241	(282)	(51)
Cooperative bank stock valuation adjustment	68
(Gain) loss on sale of property and equipment	(2,539)		164
Deferred income taxes	32
Changes in assets and liabilities
Trade receivables	(3,439)	(990)	(3,174)
Other receivables	(1,091)	(96)	84
Inventories	(175)	(10,462)	(1,963)
Prepaid expenses	506	(1,459)	(386)
Other assets	522	(2,052)
Accounts payable	(1,888)	(1,413)	543
Excess outstanding checks over cash on deposit	(2,336)	(121)	2,457
Growers payables	(235)	238	(729)
Other accrued liabilities	1,669	(345)	1,026

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	6,912	(2,759)	8,035

INVESTING ACTIVITIES
Purchases of property and equipment	(14,278)	(9,389)	(17,837)
Acquistion of Primo Piatto, Inc., net of cash acquired		(8,011)
Proceeds from sale of property and equipment	1,833
Net purchase of short-term investments	(513)
Payments for package design costs	(280)	(1,172)	(263)

NET CASH USED FOR INVESTING ACTIVITIES	(13,238)	(18,572)	(18,100)

FINANCING ACTIVITIES
Net change in short-term debt	(9,808)	7,608	2,200
Issuance of long-term debt	6,711	19,618	8,700
Payments on long-term debt	(4,682)	(759)	(67)
Retirements of preferred stock	(2,792)	(200)	(367)
Dividends paid on preferred stock	(143)	(15)	(44)
Memberships issued, net	7	2
Proceeds of stock offering	27,196
Expenses of stock offering	(137)
Contributed capital	42
Options excercised	513
Patronage distributions	(7,338)	(4,746)	(1,800)

NET CASH FROM FINANCING ACTIVITIES	9,569	21,508	8,622

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,243	177	(1,443)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	182	5	1,448

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,425	$182	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$5,603	$4,411	$2,120

Income taxes	$279

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of short-term note receivable in conjunction with sale of property	$1,884

Acquisition of Primo Piatto, Inc.:
Working capital over the cash		$1,439
Property and equipment, net		27,721
Deferred income tax liabilities		(4,988)
Long-term debt assumed		(13,857)
Preferred stock issued		(2,304)

Cash paid to acquire Primo Piatto, Inc.		$8,011

See notes to consolidated financial statements.

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 1999, 1998 AND 1997

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Dakota Growers Pasta Company ("the Company" or "the Cooperative") was formed on December 16, 1991 and commenced operation on January 1, 1994. The Company is organized as a farmers' cooperative for purposes of manufacturing food for human consumption from durum and other grain products. The Company operates milling facilities in Carrington, North Dakota, and pasta manufacturing facilities in Carrington, North Dakota, as well as in New Hope and Minneapolis, Minnesota.

Principles of Consolidation

    The Company acquired 100% of the outstanding stock of Primo Piatto, Inc. (Primo), a Minnesota-based pasta manufacturer on February 23, 1998. The acquisition has been recorded using the purchase method of accounting.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Estimates

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

Reclassifications

    Reclassifications may have been made to the financial statements as of July 31, 1998 and for the years ended July 31, 1998 and 1997 to facilitate comparability with the statements as of July 31, 1999 and for the year ended July 31, 1999. Such reclassifications have no effect on the net result of operations.

Risks and Uncertainties

    The Company grants unsecured credit to certain customers who meet the Company's credit requirements. Credit losses are provided for in the financial statements. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts which totaled $193,000 and $174,000 as of July 31, 1999 and 1998, respectively. No customer represented greater than 10% of revenues for the years ended July 31, 1999, 1998 and 1997.

    The Company's durum wheat requirements are provided through the delivery of grain pursuant to a Growers Agreement between the Cooperative and its members. The contractual obligations imposed on each member under the Growers Agreement are intended to insure the availability of sufficient quantities of durum wheat for use in the Company's processing operations. The Company attempts to minimize the effects of durum wheat cost fluctuations through forward contracting, through the use of durum and wheat futures as a hedge against cost changes, and through agreements with certain customers that provide for price adjustments based on raw material cost changes. Such efforts, while undertaken to minimize the risks associated with fluctuating durum prices, may temporarily prevent the Company from recognizing the benefits of declining durum prices.

    Most of the Company's currently outstanding debt instruments have fixed interest rates to maturity. If the Company's operations require additional debt issuance, any changes in interest rates may have an impact on future results.

    The Company's cash balances are maintained in various bank deposit accounts. The deposit accounts may exceed federally insured limits at various times throughout the year.

Commodities Futures Contracts

    In connection with durum acquisitions for milling and pasta production requirements, the Company enters into durum and wheat futures contracts as deemed appropriate to reduce the effect of price fluctuations. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," these futures contracts meet the hedge criteria and are accounted for as hedges. Accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost.

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for the Company in fiscal 2001, and the Company is assessing its impact on the financial statements.

Revenue Recognition

    Revenues are recognized upon shipment of the Company's product to its customers. Pricing terms, including promotions and rebates, are final at that time.

    The Company provides allowances for annual promotional programs on a pro-rata basis throughout the year. Revenues are presented net of discounts and allowances of $20,534,000, $10,709,000 and $7,694,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Short-term Investments (Restricted)

    Short-term investments (restricted) represent certificates of deposit which are pledged as security for loans made by a financial institution to officers of the Company to exercise stock options.

Inventories

    Inventories as of July 31, 1999 are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. As of July 31, 1998, finished goods, mill by-products and durum were valued at estimated net realizable value. This was determined based on current selling price less any remaining cost to finish, transport, warehouse and sell the product. Packaging and ingredient inventories were valued at the lower of cost or market, determined on a FIFO basis, as of July 31, 1998.

    The major components of inventories as of July 31, 1999 and 1998 are as follows (in thousands):

	1999	1998
Durum	$1,116	$1,091
Finished goods and by-products	13,246	17,815
Packaging and ingredients	4,319	3,029

	$18,681	$21,935

Change in Inventory Valuation Method

    In the third quarter of fiscal year 1999, the Company's method of computing inventory valuations was changed from the net realizable value method used in prior years (a GAAP method of inventory valuation for cooperatives) to the lower of cost or market, determined on a FIFO basis, using product specific standard costs. The impact of this change on prior years (to July 31, 1998) of $3,429,000 is included as a charge against income for the twelve months ended July 31, 1999.

    Over the last three years, the Company has experienced significant increases in inventory, both overall quantities as well as in the number of product lines and number of items. Because of the incompatibility of the net realizable value methodology of valuing inventory with manufacturing software systems and the high cost of specialized programming to automate the net realizable value calculations, the Company had been maintaining manual net realizable value calculations and analysis, resulting in higher than appropriate administrative costs. As part of a cost analysis and reduction process, the Company determined that it was prudent to eliminate these recurring costs. The Company also has experienced frequent and rapid market changes in inventory values using the net realizable value method, and its results of operations were impacted by such fluctuations.

    The adoption of the product specific standard cost methodology will improve comparability of the Company's operating results and its internal financial condition to industry practice, and provide a better matching of revenues, cash flows and costs.

    The statement of operations for the twelve months ended July 31, 1999 reflects the results utilizing the new methodology, with the change on prior years (to July 31, 1998) reflected as a charge against income for the twelve months ended July 31, 1999. If the change had been applied retroactively, the following pro forma amounts would have been reflected (in thousands, except per share amounts):

	1999	1998	1997
Net revenues	$124,869	$109,748	$69,157
Cost of product sold	106,062	92,984	56,854

Gross proceeds	$18,807	$16,764	$12,303

Net earnings	$7,845	$6,731	$6,848

Basic earnings per share	$0.91	$0.92	$0.93

Property and Equipment

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

    Interest is capitalized on construction projects of higher cost and longer duration. Interest capitalized totaled $306,000, $186,000 and $307,000 for the years ended July 31, 1999, 1998 and 1997.

    The initial acquisition of land by the Cooperative is stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

    Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 39.5 years. Depreciation expense totaled $7,068,000, $4,497,000 and $2,862,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

    Details relative to property and equipment are as follows (in thousands):

	1999	1998
Land and improvements	$2,800	$3,128
Buildings	21,871	17,068
Equipment	82,480	69,074

Property and equipment in service	107,151	89,270
Construction in process	547	5,463
Less accumulated depreciation	(20,529)	(13,596)

	$87,169	$81,137

Investments in Cooperative Banks

    Investments in cooperative banks are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

    In the third quarter of fiscal year 1999, the Company was notified of a deterioration in the loan portfolio of the St. Paul Bank for Cooperatives ("St. Paul"). This deterioration resulted in a significantly lower patronage refund of interest for calendar year 1998 than was originally estimated by the Company. In its statement of operations for the twelve months ended July 31, 1999, the Company reduced its estimated refund recorded as of July 31, 1998 by $284,000. Additionally, on July 1, 1999, St. Paul was merged into CoBank. Because of the deterioration in St. Paul's portfolio, the Company's investment in St. Paul was reduced by $68,000 to reflect the value of the Company's investment in CoBank upon the merger.

Other Assets

    The Company capitalizes the initial cost incurred in the development of packaging designs for new customers and products. These costs are amortized over five years. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $1,171,000 and $682,000 as of July 31, 1999 and 1998, respectively.

    The debt issuance costs relate to expenditures incurred in obtaining long-term debt. These costs are being amortized over the life of the related debt based on the effective interest rate.

    The breakdown of other assets is as follows (in thousands):

	1999	1998
Package design costs—net	$1,262	$1,471
Prepaid marketing costs	1,072	1,619
Estimated patronage refunds	18	234
Debt issuance costs	213	238
Other	179	159

	$2,744	$3,721

Accrued Grower Payments

    Accrued grower payments represent amounts due to growers for amounts withheld from durum purchases pursuant to the growers agreement and delivery policy.

Accrued Liabilities

    Accrued liabilities consisted of the following (in thousands):

	1999	1998
Accrued promotional costs	$2,149	$576
Accrued freight	666	740
Other	1,748	1,578

	$4,563	$2,894

Advertising

    Costs of advertising are immaterial and expensed as incurred.

Interest Expense, Net

    The Company earns patronage refunds from its patronage-based debt issued through cooperative banks based on its share of the net interest income earned by the banks. These patronage refunds received or estimated to be received are applied against interest expense. For the twelve months ended July 31, 1999, the Company recorded a net charge to interest expense of $310,000. For the twelve months ended July 31, 1998 and 1997, the Company recorded net credits to interest expense of $624,000 and $68,000, respectively.

Income Taxes

    The Company is a non-exempt cooperative for federal income tax purposes. Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of wheat flour containing spring wheat flour purchased from non-members, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, rental income, interest income on invested funds, gains and losses on the sale of land and buildings, and any income taxes assessed on non-member business.

    The Company is subject to income taxes on earnings from non-patronage sources and patronage earnings not qualified to its members. Cooperative organizations have 8 1/2 months after their fiscal year-end to make qualified patronage allocations in the form of written notices of allocation or cash. Management anticipates that the Board of Directors will qualify sufficient patronage allocations to reduce taxable income from patronage sources to zero. The provision for income taxes relates to the results of operations from non-patronage business, state income taxes and certain other permanent differences between financial and income tax reporting.

Members' Investment

    Accumulated unallocated earnings represents cumulative net income which has not been allocated to members, while accumulated non-qualified allocated earnings represents earnings which have been allocated to members based on patronage but not distributed or qualified for income tax purposes.

    Cooperative organizations have 8 1/2 months after their fiscal year-end to make patronage allocations in the form of written notices of allocation or cash. As such, these allocations are normally reflected in the financial statements in the period in which such allocations are declared by the Board of Directors. Accordingly, the allocations for the fiscal year ended July 31, 1999 are not reflected in the accompanying consolidated financial statements.

Stock Options

    The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The Company has not recognized any compensation expense under APB No. 25 upon the granting or exercise of stock options because the exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

Earnings per Share

    The Company has presented earnings per share (EPS) for the years ended July 31, 1999, 1998 and 1997 using the guidelines established in Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic EPS is calculated by dividing net earnings from patronage and non-patronage business available for members by the weighted average number of equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

    Dilutive securities consisting of options and convertible preferred stock, included in the calculation of diluted weighted average common shares were 239,000 in fiscal year 1999, 321,000 in fiscal year 1998, and 28,000 in fiscal year 1997. Because the Company's stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 2—SHORT-TERM DEBT

    The Cooperative has a $15.0 million seasonal line of credit with CoBank, which is secured by property and equipment and current assets of the Company. The seasonal line of credit has a variable interest rate and matures on October 31, 1999. There were no outstanding borrowings against the line of credit as of July 31, 1999. For the year ended July 31, 1998 the balance was $9,808,000.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended July 31, 1999, 1998 and 1997 are as follows (in thousands, except interest rates):

	1999	1998	1997
Maximum borrowings	$10,108	$10,823	$4,825

Average borrowing levels	$3,536	$5,748	$2,205

Average interest rates	7.30%	7.67%	7.57%

NOTE 3—LONG-TERM DEBT

    Information regarding long-term debt at July 31, 1999 and 1998 is as follows (in thousands):

	1999	1998
Term loans due to cooperative banks due in quarterly installments of $685,000 plus interest through December 31, 2004, interest at 8.14% to 10.22%, collateralized by property and equipment	$9,500	$17,724
Term loans due to cooperative banks due in quarterly installments of $625,000 plus interest through December 31, 2004, interest at 8.14% to 8.76%, collateralized by property and equipment	13,000	14,175
Non-patronage term loan from cooperative banks due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by property and equipment	12,000	12,000
Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 commencing August 1, 2002 through August 1, 2008, interest at 7.04%, collateralized by property and equipment	18,000	—
Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 commencing August 1, 2002 through August 1, 2010, interest at 7.14%, collateralized by property and equipment	9,000	—
Capital lease, three year term through March 1, 2002, Imputed interest at 9.1%	505	—
Term loan from the City of Carrington, due in monthly installments through 2003, interest rate of 4%	225	282
Convertible debt from Northern Plains Cooperative, due in annual installments through 2003, non-interest bearing	40	50
Convertible debt from Dakota Central Telecommunications, due in annual installments through 2003, non-interest bearing	40	50
Notes paid in full during the current year	—	25,808

Total long-term debt	62,310	70,089
Less current maturities	(3,194)	(4,033)

Net long-term debt	$59,116	$66,056

    On August 11, 1998, the Cooperative issued $18.0 million 7.04% Senior Secured Guaranteed Notes, Series A, due August 1, 2008 and $9.0 million 7.14% Senior Secured Guaranteed Notes, Series B, due August 1, 2010. Proceeds from the note issuance were used to retire existing term debt and seasonal operating loans. The Cooperative incurred debt issuance costs on this financing of approximately $238,000 which is being amortized over the life of the notes.

    As of July 31, 1999, the Company has prepaid $5,570,000, or approximately eight quarterly installments on one term loan due to CoBank, and $750,000, or approximately one quarterly installment, of the second term loan due to CoBank. These prepayments are reflected in the aggregate future maturities schedule present herein.

    Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,	Long-term Debt	Capital Lease	Total
2000	$3,028	$201
2001	3,781	219
2002	6,433	146
2003	10,074	—
2004	10,011	—
Thereafter	28,478	—

	61,805	566	$62,371
Less imputed interest	—	61	61

Present value of net minimum payments	61,805	505	62,310
Less current portion	3,028	166	3,194

Long-term obligations	$58,777	$339	$59,116

    The Company has a $12,000,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of .625% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

    The Company's loan agreements with its lenders contain certain covenants related to, among other matters, the maintenance of certain working capital, ownership and debt service ratios. As of July 31, 1999 and 1998, the Company has met these loan covenants.

    The Company has convertible debt related to two non-interest bearing notes with annual installments of $10,000 each. Per the loan agreements, from March 1, 1995 through February 1, 2003, the Company shall have the privilege of converting the unpaid balance of indebtedness into series B preferred stock. The holders of the debt do not have the option to convert this debt.

    The Company incurred $5,369,000, $4,137,000 and $2,187,000 of interest on long and short-term debt and other obligations in fiscal years 1999, 1998 and 1997, respectively. $306,000, $186,000 and $307,000 of the total interest incurred was capitalized in the respective periods. A patronage charge from cooperative banks of $310,000 was included in interest expense in fiscal year 1999. Patronage income from cooperative banks of $624,000 and $68,000 has been netted against interest expense on the statements of operations for the years ended July 31, 1998 and 1997, respectively.

NOTE 4—MEMBERS' INVESTMENT

    At July 31, 1999 the Company had issued and outstanding 1,152 shares of membership stock and 11,097,409 shares of equity stock.

    Under the terms of the Cooperative's bylaws, the Cooperative's net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually based on the volume of patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). The distribution can be in the form of cash or credits to each member-producer's patronage credit account which has been established on the books of the Cooperative as determined by the Board of Directors. Equity requirements of the Cooperative may be retained as unallocated earnings, or retained from amounts due to patrons and credited to members' investments in the form of unit retains or undistributed allocated patronage. For presentation purposes only, the Company has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period.

    For the year ended July 31, 1999, net income allocable to patronage business totaled $5,822,000 before the cumulative effect of a change in accounting method and $2,393,000 after the effect of the change. For the twelve months ended July 31, 1998 and 1997, net income allocable to patronage business was $9,932,000 and $7,283,000, respectively.

    A qualified patronage allocation of $7,338,000 ($1.00 per bushel) and a non-qualified patronage allocation of $1,982,000 ($.27 per bushel) were authorized by the Board of Directors in October 1998. All of the qualified patronage allocation was distributed in cash to the Cooperative's members in November 1998. A qualified patronage allocation of $4,746,000 ($1.00 per bushel) and a non-qualified patronage allocation of $2,501,000 ($.527 per bushel) representing the allocation of the 1997 fiscal earnings, was authorized by the Board of Directors in October 1997, with all of the qualified allocation distributed in cash in November 1997.

NOTE 5—PREFERRED STOCK

    The Company is authorized to issue 50,000 shares of preferred stock with a par value of $100 per share. Preferred stock may be held by persons or entities that are not members of the Cooperative. As of July 31, 1999 the Company has 525 issued and outstanding shares of series B preferred stock.

    Each share of preferred series A stock entitles its holder to receive a 6% annual dividend accrued from the date of issuance and payable upon declaration by the Board of Directors. Pursuant to an agreement with the holder of series A preferred stock, the Company completed its retirement of all outstanding shares of series A preferred stock during fiscal year 1999.

    Each share of series B preferred stock entitles its holder to receive an annual cash dividend at the rate of $2.00 per share, when and as declared by the Board of Directors. Dividends on the series B preferred stock shall not accumulate if not declared by the board.

    Seventy-five (75) shares of the outstanding preferred series B stock may be redeemed, in whole or in part, at the option of the Company at any time after August 1, 1997, at the redemption price of $100 per share, plus any declared but unpaid dividends. On or after August 1, 1997, the stockholder may require the Company to redeem all or a said portion of the shares for $100 per share, plus any declared but unpaid dividends, if both (1) the equity exclusive of the preferred series A and B stock is 40% or greater of the total capital as of July 31, 1997, and (2) the Company made dividend payments on the equity stock for the year ended July 31, 1997.

    Four hundred fifty (450) shares of the preferred series B stock are governed by a repurchase agreement obligating the Company to repurchase their shares upon request as of September 1, 1998, at the par value of $100 per share, plus any declared but unpaid dividends. These shares may be redeemed by the Cooperative on or after August 1, 1997, in agreement with the terms stated above.

    Each share of preferred series D stock shall receive payment of non-cumulative dividends at the rate of 6% per annum, calculated on the par value of the preferred stock. The preferred series D stock dividends shall be declared and paid each year prior to any patronage dividend or other dividend or distributions being paid to the Company's membership. The preferred series D stock dividends shall also be paid prior to any dividends paid on series B preferred stock.

    Each share of series D preferred stock is convertible into ten shares of the Company's equity stock upon written notice to the Company at least 45 days prior to the end of the then current trimester marketing period. The conversion ratio shall be proportionately adjusted at any time the outstanding shares of equity stock are increased or decreased without payment by or to the Company or the Company's members.

    On March 1, 1999, the Company, pursuant to an agreement reached with the selling stockholders, made a payment of $2,592,000 of the proceeds from the stock offering to retire all outstanding series D preferred shares outstanding.

NOTE 6—EMPLOYEE BENEFIT PLANS

    Dakota Growers Pasta Company and Primo Piatto, Inc. have implemented 401(k) plans covering employees who have met age and service requirements. The plans cover employees who have reached 21 years of age and completed six-months of service as defined in the plan document. The amount to be contributed annually by the companies is discretionary. Contributions totaled $216,000, $135,000 and $31,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

    Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in Primo's 401(k) plan but are excluded from amounts contributed by Primo. Contributions for the year ended July 31, 1999 totaled $83,000. Contributions for the period from February 23, 1998 to July 31, 1998 totaled $49,000.

NOTE 7—INCOME TAXES

    The Company is a non-exempt cooperative as defined by Section 1381(a)(2) of the Internal Revenue Code. Accordingly, net margins from business done with member patrons, which are allocated and paid as prescribed in Section 1382 of the Code (hereafter referred to as "qualified"), will be taxable to the members and not to the Cooperative. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not qualified as stated above or arise from business done with non-members, the Cooperative shall have taxable income subject to corporate income tax rates.

    Certain temporary differences exist between financial statement and income tax reporting that also create a difference in the amount of patronage income determined on either basis. As these differences are likely to be allocated to the members through patronage allocations, no deferred taxes are provided for temporary differences associated with patronage business.

    Significant components of the Company's deferred tax assets and liabilities as of July 31, 1999 and 1998 related to temporary differences associated with nonmember business are as follows (in thousands):

	1999	1998
Deferred tax assets
AMT credit carryover	$366	$—
Other	—	34

Total deferred tax assets	366	34

Deferred tax liabilities
Property and equipment	4,900	4,900
Deferred gain on installment sale	452	—
Other	—	88

Total deferred tax liabilities	5,352	4,988

Net deferred tax liabilities	$(4,986)	$(4,954)

    Classified in the accompanying balance sheets as follows:

	1999	1998
Current assets	$—	$34
Current liabilities	(86)	—
Noncurrent liabilities	(4,900)	(4,988)

	$(4,986)	$(4,954)

    Income tax expense consists of the following (in thousands):

	1999	1998	1997
Current income tax expense	$467	$—	$—
Deferred income taxes	32	—	—

Income tax expense	$499	$—	$—

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Based upon current borrowing rates with similar maturities, the fair value of the long-term debt and capital leases approximates the carrying value as of July 31, 1999.

NOTE 9—OPERATING LEASES

    The Company leases various warehouse facilities in North Dakota, as well as various items of equipment, primarily forklifts and computers. The Company has an annual lease covering rail cars and a lease agreement on the Minneapolis manufacturing building with a thirty-six (36) month term, cancelable, with proper notice, prior to the expiration date without penalty.

    Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

Years ending July 31,
2000	$1,486
2001	1,089
2002	814
2003	394
2004	304

$4,087

    Lease expense totaled $849,000, $798,000, and $404,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

    The Company is self-insured with respect to certain employee medical costs. Terms of the plan include a stop-loss provision which limits the Company's liability to $20,000 per claim with an aggregate stop-loss maximum totaling approximately $772,000 for calendar year 1999. Through July 31, 1999 the Company has charged approximately $481,000 against the 1999 maximum liability. A portion of these costs are offset by employee participation.

    The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 1999, the Company had outstanding commitments for grain purchases totaling $5,575,000.

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

NOTE 11—STOCK OPTION PLANS

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

    The conversion ratio with respect to each of the options is 24 shares of equity stock for each share of preferred stock. The conversion ratio shall be proportionately adjusted if the Company increases the outstanding shares of equity stock without the payment of consideration by the members for such additional shares (e.g. stock split, stock dividend or other action).

    Options granted under this Plan must be exercised within ten years from the date such options are granted. Options are exercisable only by the employee during the employee's lifetime. In the event of the employee's termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse. The employee must sell or dispose of the preferred stock, or equity stock upon conversion, within 15 months from the date of employment termination.

    If the preferred stock is changed into another kind of capital stock or debt as a result of any capital reorganization, reclassification or any merger or consolidation with another entity in which the Company is not the surviving entity, the option entitles the employee to acquire, upon exercise, the kind and number of shares of stock or other securities or property to which the employee would have been entitled if he had held the preferred stock issuable upon the exercise of this option immediately prior to such capital reorganization, reclassification, merger or consolidation.

    The following table sets out information on options outstanding and exercisable:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 1996	—
Exercised	—
Granted	4,715	$100	$100.00
Canceled/Expired	—

Outstanding at July 31, 1997	4,715	$100	$100.00	2,302
Exercised	—
Granted	1,013	$150	$150.00
Canceled/Expired	—

Outstanding at July 31, 1998	5,728	$100 - $150	$108.84	3,809
Exercised	(4,857)	$100 - $150	$105.71
Granted	2,174	$150	$150.00
Canceled/Expired	—

Outstanding at July 31, 1999	3,045	$150	$150.00	958

    The following table summarizes outstanding and exercisable options at July 31, 1999:

		Options Outstanding		Options Exercisable
First Exercise Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$150	958	$150.00	958	$150
1/01/00	$100 - $150	804	$124.32
1/01/01	$150	666	$150.00
1/01/02	$150	617	$150.00

    The Company did not record any compensation expense during the years ended July 31, 1999, 1998 or 1997 related to the issuance or exercise of stock options.

    The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation" would not have a material impact on net income and earnings per share.

    Assumptions used to estimate the fair values of the options:

Risk-free interest rate	6%
Expected life	10 years
Expected dividends	None

NOTE 12—ACQUISITION

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

    Assets and liabilities purchased were as follows:

Cash	$2,989
Accounts receivable	3,773
Inventory	2,772
Prepaid expenses	301
Property and equipment	27,721
Less liabilities assumed	(24,252)

Total consideration	$13,304

    The following summary presents the pro forma consolidated results of operations of the Company as if the business combination had occurred on August 1, 1996 (in thousands except earnings per share):

	Years ending July 31,
	1998	1997
Net revenues	$125,535	$70,702

Earnings from patronage and non-patronage business available for members	$9,560	$6,926

Earnings from patronage and non-patronage business per average equity share outstanding
Basic	$1.30	$0.94
Fully diluted	1.26	0.94

    The above pro forma results do not necessarily represent results that would have occurred if the business combination had taken place at the date assumed above.

NOTE 13—SUBSEQUENT EVENT

    On October 21, 1999, the Board of Directors, for the fiscal year 1999, authorized a qualified patronage allocation to members in the amount of $5,787,000 or $.70 per bushel of patronage. The total qualified patronage allocation of $.70 per bushel is to be paid in cash on November 10, 1999. The Board of Directors also declared a dividend on equity stock of $.10 per share, payable on November 10, 1999, to shareholders of record as of August 1, 1999. Additionally, the Board of Directors voted to allocate the $3,429,000 cumulative effect of change in accounting principle proportionately against prior non-qualified, allocated accumulated earnings.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

    The Board of Directors consists of nine member-directors, each of whom represents one of the nine geographic districts. Members residing in the district represented elect each Director. Every three years, the Bylaws require that the incumbent Board of Directors appoint a redistricting committee to review the boundaries of the districts. The committee will recommend any changes in the district boundaries necessary or appropriate to maintain equitable representation of not more than a fifteen-percent variance of the number of members in each district. If the Board of Directors approves the recommendations of the committee, the recommendation will be submitted to the members for approval, rejection or modification. The next redistricting review is scheduled to occur in calendar year 2000.

    The table below sets forth certain information concerning the current directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name and Address	Age	District	Term Expires
John S. Dalrymple, III(1)(2) PO Box 220 Casselton, ND 58102	51	Cass-Barnes Number 4	2000
Allyn K. Hart RR 1, Box 61 Wales, North Dakota 58281	60	Northeast Number 6	2002
Roger A. Kenner(3) RR 2, Box 53 Leeds, North Dakota 58346	50	Lake Region Number 8	2001
James F. Link 1304 4th Street North Wahpeton, North Dakota 58075	72	Southeast Number 3	2000
Eugene J. Nicholas(1)(2) 214 14th Street Cando, North Dakota 58324	54	North Central Number 7	2001
John D. Rice, Jr.(3) 3556 52nd Ave NE Maddock, North Dakota 58348	45	Durum Triangle Number 9	2000
Jeffery O. Topp RR 1, Box 23 Grace City, North Dakota 58445	40	South Central Number 2	2001
Curtis R. Trulson(1)(2) RR 1, Box 62 Ross, North Dakota 58776	47	Western Number 1	2002
Michael E. Warner(1)(2) RR 2, Box 119 Hillsboro, North Dakota 58045	49	East Central Number 5	2002

(1)
Member of Compensation Committee

(2)
Member of Audit Committee

(3)
Mr. Kenner and Mr. Rice are first cousins.

    John S. Dalrymple III.  Mr. Dalrymple has been chairman of the board of directors of the Company since 1991. He has been a state representative since 1984 and is Chairman of the House Appropriations Committee and of the Budget Section of the North Dakota House of Representatives. Mr. Dalrymple also serves on the board of directors of Spring Wheat Bakers, formerly known as United Spring Wheat Processors, and the U.S. Durum Growers Association. He has been a farmer in the Casselton area since 1971. He received a Bachelor of Arts in American Studies from Yale University.

    Allyn K. Hart.  Mr. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier area since 1961. He is a member of the board of directors of Cavalier County Job Development Authority. Mr. Hart received a Bachelor of Science from North Dakota State University.

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

    John D. Rice, Jr.  Mr. Rice is the vice-chairman of the board of directors of the Company and has been a director of the Company since 1991. He also served on the boards of directors of National Pasta Association and U.S. Durum Growers Association. Mr. Rice also serves as a trustee for Maddock Zion Lutheran Church. He has been a farmer in the Maddock area since 1968. Mr. Rice received an associate of science in agricultural economics from North Dakota State University.

    Jeffrey O. Topp.  Mr. Topp has been a director of the Company since 1991. He is also president of the Eddy County Agriculture Improvement Association. He has served on the interim board of directors of AgGrow Oils in Carrington. Mr. Topp also serves on the board of Bethel Chapel. He is a partner of T-T Ranch, and has been a farmer in the Grace City area since 1978.

    Curtis R. Trulson.  Mr. Trulson has been secretary/treasurer of the Board of Directors and a director of the Company since 1991. He previously served on the boards of directors of the North Dakota Grain Growers Association and the National Association of Wheat Growers. He has been a farmer in Mountrail County, North Dakota, since 1975. Mr. Trulson received a Bachelor of Science in Business Administration from the University of North Dakota.

    Michael E. Warner.  Mr. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer since 1967 and is currently owner/operator of Mike Warner Farm near Hillsboro, North Dakota. Mr. Warner is chairman of the board of directors of Spring Wheat Bakers, formerly known as United Spring Wheat Processors. He also serves on the board of directors of Warner Equipment Co., and as a trustee of Meritcare Health Systems of Fargo, North Dakota. Mr. Warner served on the board of directors of American Crystal Sugar from 1989 through 1996. Mr. Warner received a Bachelor of Science in pharmacy from North Dakota State University.

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

Executive Officers

    The table below lists the principal officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position
Timothy J. Dodd	44	President and General Manager
Gary E. Mackintosh	47	Executive Vice President, Sales and Marketing
Susan M. Clemens	38	Vice President, Human Resources and Administration
James D. Cochran	32	Vice President, Supply Chain
Thomas P. Friezen	40	Vice President, Finance
Radwan Ibrahim	55	Vice President, Quality Assurance
John C. Lawrie	49	Vice President, Operations (Minnesota)
David E. Tressler	45	Vice President, Operations (North Dakota)

    Timothy J. Dodd.  Mr. Dodd is the President and General Manager of the Company. Prior to joining the Company in December 1991, he had been the vice president of manufacturing of the American Italian Pasta Co., a durum milling and pasta production company located in Missouri, since 1988. He received a Bachelor of Science degree in milling science and management from Kansas State University.

    Gary E. Mackintosh.  Mr. Mackintosh has been Executive Vice President—Sales and Marketing since August 1, 1998. Mr. Mackintosh has served as Vice President—Sales from 1996 to 1998 and General Manager of Sales from 1991 to 1995. From 1988 to 1991 he was director of retail sales at American Italian Pasta Co. From 1978 to 1988 he was regional sales manager for The Prince Company, a pasta manufacturer. He received a bachelor of business in administration from The Barney School, University of Hartford, Connecticut.

    Susan M. Clemens.  Ms. Clemens has been Vice President—Human Resources and Administration since February 20, 1998. From August 1997 to February 1998, she was Vice President of Human Resources and Administration at Primo Piatto, Inc. Ms. Clemens was Senior Human Resources Manager at Borden Foods from January 1993 to August 1997. Ms. Clemens also is a director of U-Ship, Inc. and Faribault Woolen Mills. Ms. Clemens has a bachelor degree in business and education from the University of Wisconsin—Stout.

    James D. Cochran.  Mr. Cochran has been Vice President—Supply Chain since February 20, 1998. From 1997 to 1998, he was Vice President of New Business Development at Primo Piatto, Inc. Mr. Cochran held various positions with Borden Foods from 1990 to 1996, most recently as Materials Manager. Mr. Cochran has a Bachelor of Science degree in industrial engineering from Purdue University and a master's degree in manufacturing engineering from the University of St. Thomas, St. Paul, Minnesota.

    Thomas P. Friezen.  Mr. Friezen joined the Company in April 1995 as Vice President—Finance. From 1991 to 1995 he was the Accounting Supervisor at Arizona Electric Power Cooperative, an electricity generation and transmission company. Prior to that Mr. Friezen was the Accounting Manager at Williston Basin Interstate Pipeline, a natural gas transmission company. He received a Bachelor of Science in accounting from University of Mary, Bismarck, North Dakota and is a certified public accountant.

    Radwan Ibrahim.  Mr. Ibrahim has been Vice President—Quality Assurance since February 20, 1998. From August 1997 to February 1998, he served as Chief Technical Officer and Vice President of Primo Piatto, Inc. Mr. Ibrahim also was Group Quality Control Manager at Borden Foods from 1992 to 1997. Mr. Ibrahim received a Bachelor of Science degree in food science and a masters degree in cereal technology from Alexandria University, Egypt and holds a Ph.D. degree in cereal chemistry from North Dakota State.

    John C. Lawrie.  Mr. Lawrie, Vice President—Operations (Minnesota facilities) since February 28, 1998, has over 25 years experience in the food industry, with the last 16 years in the pasta industry. He spent 13 years as a plant manager with Borden before organizing the management buy-out of the New Hope and Minneapolis pasta plants from Borden in 1997. He received his Bachelor of Science degree from Edinburgh University in Scotland.

    David E. Tressler.  Mr. Tressler, currently Vice President—Operations (Carrington facilities) joined the Company in February 1992 as a Project Engineer. Prior to joining the Company, Mr. Tressler worked as a director of engineering at American Italian Pasta Company, where he was responsible for monitoring the completion of the initial pasta plant. From 1977 to 1988 he was plant engineer at International Multi-Foods, Inc. He received a Bachelor of Science degree in industrial engineering from Iowa State University at Ames, Iowa.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid to the Company's President and General Manager and each of the Company's most highly-compensated officers for services rendered to the Company during the fiscal year ended July 31, 1999 and the two prior fiscal years.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options
Timothy J. Dodd President and General Manager	1999 1998 1997	$177,869 167,692 145,577	$94,221 56,561 1,531	$6,312 5,203 1,907	1,168 506 3,413
Gary E. Mackintosh Executive Vice President, Sales and Marketing	1999 1998 1997	152,756 133,462 97,153	26,517 16,531 6,720	5,903 2,882 328	620 338 760
Thomas P. Friezen Vice President, Finance	1999 1998 1997	129,385 103,519 75,715	17,229 14,531 1,531	9,997 4,232 757	386 169 542
David E. Tressler Vice President, Operations (North Dakota)	1999 1998 1997	100,000 91,454 78,728	20,165 21,226 31,226	1,154 1,198 1,820	— — —
John C. Lawrie(2) Vice President, Operations (Minnesota)	1999 1998 1997	102,610 46,891 —	924 — —	4,135 1,934 —	— — —

(1)
Includes the Company's 401(k) matching contribution, excess life insurance and with respect to Mr. Dodd, Mr. Mackintosh and Mr. Friezen the taxable portion of reimbursable business expenses.

(2)
Mr. Lawrie joined the Company in February, 1998 in connection with the Primo acquisition.

    The following table sets forth certain information with respect to stock options granted to the named executive officers during the fiscal year ended July 31, 1999.

Option Grants In Fiscal Year 1999

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Preferred Shares Underlying Options Granted
		Percent of Total Options Granted
Name			Exercise Price ($/SH)	Expiration Date
					5%	10%
Timothy J. Dodd	584	27%	$150	8/01/2008	$55,091	$139,612
Timothy J. Dodd	584	27%	$150	1/01/2009	55,091	139,612
Gary E. Mackintosh	282	13%	$150	8/01/2008	26,602	67,415
Gary E. Mackintosh	338	16%	$150	1/01/2009	31,885	80,803
Thomas P. Friezen	217	10%	$150	8/01/2008	20,471	51,876
Thomas P. Friezen	169	7%	$150	1/01/2009	15,942	40,401

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

    The following table summarizes the total number of options held at the end of fiscal year 1999 by the named executive officers.

Aggregated Option Exercises In Fiscal Year 1999 And
Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at July 31, 1999
	Convertible Preferred Stock Acquired on Exercise				Value of Unexercised In-the-Money Options at July 31, 1999(1)
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Dodd	3,000	$240,000	—	2,087	$—	$83,260
Gary E. Mackintosh	760	$60,800	958	—	28,740	—
Thomas P. Friezen	1,097	$60,010	—	—	—

(1)
There is no public trading market for the Company's securities. The values have been calculated assuming the conversion of each preferred share into 24 shares of Equity Stock and based on the February 1999 stock offering price of $7.50 per Share less the option exercise price (before the payment of applicable taxes.)

Compensation Plans

    On January 31, 1997 the Compensation Committee of the Board of Directors adopted the Dakota Growers Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to provide benefits to participants in the form of additional compensation for services that have been or will be rendered as an inducement for continuing as employees of the Company. The Plan was ratified by the members at the annual meeting in January 1998.

    The Compensation Committee administers the Plan. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees.

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

Compensation Committee Interlocks and Insider Participation

    The members of the Compensation Committee are John S. Dalrymple III, Eugene J. Nicholas and Curtis R. Trulson. None of these directors is or has been an officer or employee of the Company. During fiscal year 1999, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Since the Company is a cooperative with voting rights arising from ownership of a share of Membership Stock, each member has equal voting rights of one vote per member. In fiscal year 1999, three officers exercised options to acquire convertible preferred stock and then, meeting requirements of membership, converted the preferred stock into shares of the Company's equity stock. Including the issuance of those shares, no director or officer owns beneficially more than .60% of the Company's issued and outstanding Membership Stock; the directors and officers as a group beneficially own approximately 2.7% of the issued and outstanding Membership Stock. With regard to the Equity Stock, no director or officer owns beneficially more than 3.5% of the issued and outstanding shares. The directors and officers, as a group, beneficially own approximately 10.3% of the Company's issued and outstanding Equity Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Each of the Company's directors and those officers who hold membership in the Company are also agricultural producers and members of the Company. By virtue of their membership status and ownership of Equity Stock, each such director and officer is obligated to deliver durum wheat to the Company. The Company makes payments to each such director and officer for such deliveries and the payments often exceed $60,000. However, the amount and terms of the payments received by those directors and officers (or the entities they represent) are made on exactly the same basis as those received by other members of the Company for the delivery of their durum wheat.

    On March 1, 1999, the Company recorded the conversion of its Series D convertible preferred stock into equity stock, and recorded the payment of $2,592,000 of the proceeds from the stock offering due the selling shareholders. Certain of these selling shareholders are officers of the Company. The following table sets forth the amounts paid to such officers:

John C. Lawrie	$421,643
Susan M. Clemens	291,600
James D. Cochran	362,475
Radwan Ibrahim	349,800

    The above four officers received preferred stock dividends with respect to their shares of Series D convertible preferred stock at a rate of 6% per annum. Such payments did not exceed $60,000 for any individual officer.

    Except for durum wheat sales and the above preferred stock transactions, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

  Independent Auditor's Report

  Consolidated Balance Sheets as of July 31, 1999 and 1998

  Consolidated Statements of Operations for the years ended July 31, 1999, 1998 and 1997

  Consolidated Statements of Changes in Members' Investment for the years ended July 31, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows for the years ended July 31, 1999, 1998 and 1997

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

Exhibits

3.1	Certified Articles of Incorporation of Dakota Growers Pasta Company. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 1997.)

3.2	Bylaws of Dakota Growers Pasta Company. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 1997.)
4.1	Note Purchase Agreement dated July 15, 1998. (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 333-65071.)
10.1	Form of Growers Agreement between the Company and members of the Company. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 1997.)
10.2	Series A Preferred Stock Purchase Agreement dated October 28, 1992 between the Company and the State of North Dakota acting by and through North Dakota Future Fund, Inc., including Amendment to Preferred Stock Purchase Between Dakota Growers Pasta Company and North Dakota Future Fund dated August 26, 1995. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.3	Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.4	Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.5	Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.6	Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.7	Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company, dated May 1, 1997. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.) Confidential treatment has been granted with respect to portions of this Exhibit.
10.8	Loan Agreement dated July 23, 1998 between the Company and St. Paul Bank for Cooperatives (now CoBank) related Promissory Notes. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-65071.) Confidential treatment has been granted with respect to portions of this Exhibit.
10.9	Sample Broker Agreement between Dakota Growers Pasta Company and Sinco, Inc. dated May 1, 1995. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.10	Agreement between Dakota Growers Pasta Company and JP Foodservice, Inc. dated March 7, 1997. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.) Confidential treatment has been granted with respect to portions of this Exhibit.
10.11	Consulting Agreement between Dakota Growers Pasta Company and Peninsula Trading Company, Inc. dated October 15, 1997. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.)
10.12	Incentive Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 1998.) *
18	Letter regarding change in Accounting Principle from Eide Bailly LLP, dated June 14, 1999 (Incorporated by reference to Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 1999)
21	Subsidiary of the registrant
	Name of Subsidiary	Jurisdiction of Incorporation
	Primo Piatto, Inc.	Minnesota
27	Financial Data Schedule is attached hereto as Exhibit 27.

*
Executive compensation plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY
By:	/s/ TIMOTHY J. DODD Timothy J. Dodd, PRESIDENT AND GENERAL MANAGER, AND PRINCIPAL EXECUTIVE OFFICER
Dated: October 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. DODD Timothy J. Dodd	General Manager (Principal Executive Officer)	October 29, 1999
/s/ THOMAS P. FRIEZEN Thomas P. Friezen	Vice-President—Finance (Principal Financial and Accounting Officer)	October 29, 1999
/s/ JOHN S. DALRYMPLE III John S. Dalrymple III	Director	October 29, 1999
/s/ JOHN D. RICE, JR. John D. Rice, Jr.	Director	October 29, 1999
/s/ CURT R. TRULSON Curt R. Trulson	Director	October 29, 1999
/s/ ALLYN K. HART Allyn K. Hart	Director	October 29, 1999
/s/ ROGER A. KENNER Roger A. Kenner	Director	October 29, 1999
/s/ JAMES F. LINK James F. Link	Director	October 29, 1999
/s/ EUGENE J. NICHOLAS Eugene J. Nicholas	Director	October 29, 1999
/s/ JEFFERY O. TOPP Jeffery O. Topp	Director	October 29, 1999
/s/ MICHAEL E. WARNER Michael E. Warner	Director	October 29, 1999

QuickLinks

PART I.
ITEM 1. BUSINESS

ITEM 2. PROPERTIES AND PROCESSING FACILITIES

ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF DAKOTA GROWERS PASTA COMPANY
INDEPENDENT AUDITOR'S REPORT

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES