Form 10-Q
period 1999-10-31
DAKOTA GROWERS PASTA CO
filed 1999-12-15
CIK 1004154

QuickLinks

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1999

or

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
NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the issuer's classes of common stock was 1,152 shares of membership stock, par value $125.00, and 11,097,409 shares of equity stock, par value $2.50, outstanding as of October 31, 1999.

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Information)

	October 31 1999	July 31 1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,983	$3,425

Short-term investments (restricted)	513	513

Receivables
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $205 and $29	15,638	15,843
Other receivables	2,208	1,751

	17,846	17,594

Short-term note receivable	—	1,884

Inventories	18,177	18,681

Prepaid expenses	1,349	1,790

Total current assets	44,868	43,887

PROPERTY AND EQUIPMENT
In service	107,420	107,151
Construction in process	2,715	547

	110,135	107,698
Less accumulated depreciation	(22,472)	(20,529)

Net property and equipment	87,663	87,169

INVESTMENT IN COOPERATIVE BANKS	2,073	2,073

OTHER ASSETS	3,195	2,744

	$137,799	$135,873

LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,200	$3,194
Accounts payable	3,817	3,860
Dividends payable	6,898	—
Accrued grower payments	1,078	1,119
Accrued liabilities	4,751	4,563
Deferred income taxes	86	86

Total current liabilities	19,830	12,822
COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	57,888	59,116
DEFERRED INCOME TAXES	4,900	4,900

Total liabilities	82,618	76,838

PREFERRED STOCK
Redeemable preferred stock
Series B, 2% non-cumulative, $100 par value, issued 525 shares	53	53

Total preferred stock	53	53

MEMBERS' INVESTMENT
Membership stock, $125 par value, issued 1,152 Shares	144	144
Equity stock, $2.50 par value, issued 11,097,409 Shares	27,743	27,743
Additional paid-in capital	22,074	22,074
Accumulated allocated earnings	1,467	4,896
Accumulated unallocated earnings	3,700	4,125

Total members' investment	55,128	58,982

Total liabilities and members' investment	$137,799	$135,873

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Information)

	October 31 1999	October 31 1998
Net revenues (net of discounts and allowances of $5,514 and $4,450 for 1999 and 1998, respectively)	$35,565	$30,000
Cost of product sold	28,785	23,588

Gross proceeds	6,780	6,412
Marketing, general and administrative expenses	2,729	2,367

Operating proceeds	4,051	4,045
Other income (expense)
Interest and other income	192	2
Interest expense, net	(1,199)	(1,264)

Income before income taxes	3,044	2,783
Income tax expense	—	—

Income before cumulative effect of change in accounting principle	3,044	2,783
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method		(3,429)

Net income from patronage and non-patronage business	3,044	(646)
Dividends on preferred stock	1	65

Net earnings from patronage and non-patronage business available for members	$3,043	$(711)

Average equity shares outstanding	11,097	7,356
Earnings from patronage and non-patronage business per average equity share outstanding
Basic, before cumulative effect of accounting change	$0.27	$0.37
Cumulative effect of accounting change	—	(0.47)

Basic	$0.27	$(0.10)

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Information)

	October 31, 1999	October 31, 1998
OPERATING ACTIVITIES
Net income	$3,043	$(646)
Add (deduct) non-cash items
Cumulative effect of changing to a different inventory valuation method		3,429
Depreciation and amortization	2,056	1,674
Non-cash portion of patronage dividends	(40)	(67)
Cooperative bank stock valuation adjustment		(57)
(Gain) loss on sale of property and equipment		7
Changes in assets and liabilities
Trade receivables	205	373
Other receivables	(457)	(207)
Inventories	504	(2,873)
Prepaid expenses	441	(324)
Other assets	(391)	—
Accounts payable	(42)	54
Excess outstanding checks over cash on deposit		(625)
Growers payables	(41)	(513)
Other accrued liabilities	186	1,137

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	5,464	1,362

INVESTING ACTIVITIES
Purchases of property and equipment	(2,437)	(4,522)
Proceeds from sale of property and equipment	1,884
Payments for package design costs	(133)	(15)

NET CASH USED FOR INVESTING ACTIVITIES	(686)	(4,537)

	October 31, 1999	October 31, 1998
FINANCING ACTIVITIES
Net issuance of short-term debt		3,350
Payments on long-term debt	(1,222)	(23)
Retirements of preferred stock		(150)
Prepaid membership	2	—

NET CASH FROM FINANCING ACTIVITIES	(1,220)	3,177

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,558	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,425	182

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,983	$184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$676	$1,151

Income taxes	$475

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Declaration of patronage distribution	$5,787	$7,339
Declaration of dividends on equity stock	1,110
Declaration of dividends on preferred stock	1	65

	$6,898	$7,404

See notes to consolidated financial statements.

DAKOTA GROWERS PASTA COMPANY
NOTES TO CONDENSED FINANNCIAL STATEMENTS

    The following notes should be read in conjunction with the notes to financial statements for the year ended July 31, 1999, as filed in the Company's form 10-K.

    NOTE 1. ORGANIZATION—Dakota Growers Pasta Company ("the Company" or "the Cooperative") is organized as a farmers' cooperative for purposes of manufacturing food for human consumption from durum and other grain products. Net proceeds are allocated to patrons who are members on the basis of their participation in the cooperative.

    The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

    NOTE 2. FINANCIAL STATEMENT PRESENTATION—The financial information included herein as at October 31, 1999, and for the three month periods ended October 31, 1999 and 1998, are unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheet at October 31, 1999, was derived from the Company's audited annual report for 1999. Reclassifications may have been made consistent with current presentation. Such reclassifications have no effect of the net result of operations.

    The financial information included herein includes the consolidated balances and results of operations of Dakota Growers and its wholly-owned subsidiary. The Company has eliminated intercompany balances and results of operations.

    NOTE 3. CHANGE IN INVENTORY VALUATION METHOD—In the third quarter of fiscal year 1999, the method of computing inventory valuations was changed from the net realizable value method used in prior years to the lower of cost or market determined on a FIFO basis, using product specific standard costs. As required by Generally Accepted Accounting Principles, the impact of this change on prior years (July 31, 1998) of $3,429,000 is included as a charge against income in the first quarter of fiscal year 1999 ended October 31,1998. This restatement of the first quarter of fiscal year 1999 is as follows:

Three Months Ended October 31, 1998
Net income as originally reported	$2,001
Effect of change in inventory valuation method	781
Net income before cumulative effect of change in inventory valuation method	2,782
Cumulative effect on prior years to (July 31, 1998) if changing to a different inventory valuation method	(3,429)

Net income as restated	$(647)
This restatement of the first quarter of fiscal year 1999 is as follows:
Per share amounts—basic:
Net earnings as originally reported	$0.26
Effect of change in inventory valuation method	0.11

Net earnings before cumulative effect of change in inventory valuation method	0.37
Cumulative effect on prior years (July 31 1998) of changing to a different inventory valuation method	(0.47)

Net earnings as restated	$(0.10)

    NOTE 4. CASH AND EQUIVALENTS AND SHORT-TERM INVESTMENTS (RESTRICTED)—Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days. Short-term investments (restricted) represent certificates of deposit with maturities of less than 90 days, which are pledged as security for loans made by a financial institution to officers of the Company to exercise stock options.

    NOTE 5. TRADE ACCOUNTS RECEIVABLE AND REVENUE—Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts which totaled $205,000 at October 31, 1999 and $29,000 as of October 31, 1998.

    The Company presents its revenues net of discounts and allowances. For the three months ended October 31, 1999 discounts and allowances totaled $5,152,000 compared with $4,450,000 for the three months ended October 31, 1998.

    NOTE 6. INVENTORIES—Inventories of $17,910,000 at October 31, 1999, include raw materials of $1,609,000 and finished goods of $16,301,000. At July 31, 1999, inventories of $18,681,000 included raw materials of $5,435,000 and finished goods of $13,246,000. The inventories have been valued using the lower of cost or market methodology.

    NOTE 7. INCOME TAXES—The Company is a non-exempt cooperative as defined by Section 1381 (a) (2) of the Internal Revenue Code. Accordingly, net margins from business transacted with member patrons which are allocated, qualified and paid as prescribed in Section 1382 of the code will be taxable to the members and not to the Company. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income tax rates. Cooperative organizations have 8 1/2 months after their fiscal year-end to make such allocations in the form of written notices of allocation or cash.

    The Company has not established any provision for income taxes for the three months ended October 31, 1999.

    NOTE 8. PATRONAGE BUSINESS—The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, interest income on invested funds, rental income from company assets and any income taxes assessed on non-member business. For the three months ended October 31, 1999, earnings allocable to patronage business was $3,153,000. This compares to $2,753,000 of earnings before the cumulative effect of a change in accounting methods allocable to patronage business last year.

    NOTE 9. EARNINGS AND DIVIDENDS PER SHARE—The Company allocates its earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates on bushel of durum per equity share). For presentation purposes, it has calculated basic net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares effective and outstanding during the period.

    For the periods presented, the Company had outstanding convertible preferred stock and stock options for convertible preferred stock. Fully diluted earnings per share are calculated for the assumed conversion of these dilutive securities. Because the Company's stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense. Fully diluted earnings per share are not presented as there was no dilutive effect of outstanding convertible preferred stock and stock options for the periods presented.

    NOTE 10. DIVIDENDS—On October 21, 1999, the Board of Directors, for the fiscal year 1999, authorized a qualified patronage allocation to members in the amount of $5,787,000 or $.70 per bushel of patronage. The total qualified patronage allocation of $.70 per bushel was paid in cash on November 10, 1999. The Board of Directors also declared a dividend on equity stock of $.10 per share, payable on November 10, 1999, to shareholders of record as of August 1, 1999. Additionally, the Board of Directors voted to allocate the $3,429,000 cumulative effect of change in accounting principle proportionately against prior non-qualified, allocated accumulated earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    The following discussion contains forward-looking statements. Such statements are based on assumptions by the Company's management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company's 1999 Form 10-K under "Risk Factors", that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

    Earnings for the three months ended October 31, 1999 of $3,043,000 were up $325,000, or 12% from the pro-forma earnings before cumulative effect of a change in accounting principle last year.

    Pasta sales volume increased by 24% and overall revenues increased 19% on a pro forma basis. These gains were somewhat negated by the extreme competitive pressures within the North American dry pasta market s the result of lower durum wheat prices and industry over-capacity. The Company continues to implement various capital cost reduction projects and the effects of thee efforts are reflected in the quarter ending October 31, 1999. Technology improvements have been implemented to eliminate or reduce non-value-added activities while at the same time enhancing customer satisfaction in the areas of communication and service. However, softness in the dry pasta market in combination with lower than anticipated pasta pricing due to the over-capacity situation have somewhat exceeded current cost saving measures. The Company will continue to take an aggressive approach towards implementing current and future cost savings programs. Additionally, the Company has committed to maintain its current customer base and will aggressively seek any and all new business opportunities in order to improve production efficiencies at all manufacturing locations. The Company anticipates that with growth in sales volumes, earnings for the second quarter of fiscal year 2000 should exceed the same period in fiscal year 1999. The Company is unable to predict with certainty the impacts of durum prices and market conditions into the latter portions of fiscal year 2000, but anticipates that its cost containment and aggressive selling efforts could have a positive impact these future earnings.

Effect of Accounting Change

    As discussed in Note 3 to the financial statements for the three months ended October 31, 1999, in fiscal year 1999, the Company changed its method of accounting for valuing its inventories from the net realizable method to the lower of cost or market, determined on a FIFO basis, using product specific standard costs. The statement of operations for the three months ended October 31, 1998 reflect the results utilizing the new methodology. The impact of this change on prior years, to July 31, 1998, amounted to a reduction in earnings of $3,429,000 which was reflected in the statement of operations for the three months ended October 31, 1998.

    References to pro forma results in the discussion herein refer to the restated results for the first quarter of fiscal year 1999, before the cumulative effect of a change in accounting principle.

Results Of Operations

Comparison of the Three Months ended October 31, 1999 and 1998

    Net Revenues.  Total revenues increased $5.6 million, or 19%. While pasta sales volumes increased 24%, the average price per pound of pasta sold declined due to contractual price adjustments based on declining raw material costs, and market pressures due to the declining raw material costs and an over-capacity of pasta production in North America.

    Revenues from the retail segment, excluding government and co-pack sales, increased by 10% reflecting growth within the Company's customer base. A 26% increase in retail volumes was offset by price reductions due to lower raw material prices and competitive pressure. Foodservice revenues increased 23%, primarily due to increased sales resulting from expansions and acquisitions made by several of the Company's current customers. Ingredient revenues were up 34% due to new customers and increased sales to existing customers.

    The Company markets semolina production in excess of its own requirements and the by-products of durum milling. Prices realized on sales of by-products rebounded in the first quarter of fiscal 2000 as compared to last year, and volumes increased due to a 52% increase in durum ground, the result of the completion of the Company's mill expansion project in May 1999.

    Cost Of Product Sold.  Cost of product sold increased 22% to $28.8 million. The increase is mainly attributable to an increase in sales volumes. These increases were partially offset by a reduction in average durum costs per bushel. Pro forma gross margin as a percentage of net pasta revenues declined from 22.1% to 20.2%, reflecting market pressures.

    Marketing, General and Administrative ("MG&A") Expenses.  MG&A expense increased $362,000, or 15%, over last year. All of the increase was due to the enhancement of the Company's sales and sales support efforts to meet the needs of new and existing customers and pursue continued growth. As a percentage of net revenues, MG&A decreased slightly to 7.7%.

    Interest Expense.  Interest expense decreased $65,000 due to an $11.5 million reduction in average outstanding debt. The Company used a portion of the proceeds from the stock offering completed in February 1999 to pay down the debt issued to acquire Primo Piatto in February 1998.

    Other Income.  Interest income was up $190,000 due to a higher level of investible funds resulting from the stock offering.

    Net Income.  Net income before the cumulative effect of a change in accounting for the three months ended October 31, 1999 increased $261,000 over last year.

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

    The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company's short-term line of credit is $15.0 million, none of which was outstanding as of October 31, 1999. Cash, receivables and inventories secure borrowings against the line of credit.

    The Company's long-term financing is provided through various secured term loans and secured notes. Variable interest rates on term and seasonal loans are based on the lender's cost of funds, and are subject to an adjustment (increase or decrease) depending on the Company's financial condition. The Company is charged a fee of .10% on the daily outstanding balance of term loans and commitments payable on the last day of each calendar quarter. The Company also is charged a commitment fee of .625% on the daily outstanding commitments payable on the last day of each calendar quarter.

    In August 1998, the Company issued $27.0 million in debt through a private placement to institutional investors and used the proceeds to repay certain outstanding long and short-term debt with the St. Paul Bank for Cooperatives (CoBank after a July 1, 1999 merger, collectively referred to hereafter as the "Bank").

    The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. As of October 31, 1999, the Company is in compliance with its debt covenants, and the Company does not anticipate any conditions which will cause any non-compliance in the foreseeable future, nor any limitations on its operations or future plans.

    Operations generated $5.5 million in cash for the three months ended October 31, 1999. This compares to the $1.4 million net cash provided by operating activities for the three months ended October 31, 1998. Net cash generated by sales was partially offset by a significant increase in inventories for the quarter ended October 31, 1998. The increase in inventories in 1998 was in response to sales growth, especially in the retail segment, and the Company's commitment to meeting its customers' delivery requirements.

    For the three months ended October 31, 1999, earnings before interest, taxes, depreciation and amortization, commonly referred to as EBITDA, increased from $5.7 million to $6.1 million. EBITDA is a measure of cash flow provided by operations.

    Cash used in investing activities are primarily for the construction and installation of milling and pasta equipment. Expenditures for the purchase of property and equipment totaled $2.4 million and $4.5 million for the three months ended October 31, 1999 and 1998, respectively. Most of the expenditures in 1999 were for packaging automation projects. The Company continues to enhance its technology infrastructure to focus on electronic data interchange, process automation, and increased business requirements. Most of the Company's technology assets are placed under lease agreements, which allows the Company to stay relatively current with changing technologies.

    Net cash used in financing activities totaled $1.2 million for the three months ended October 31, 1999, all of which was for debt retirement. In October 1999, the Company's Board of Directors declared a qualified patronage distribution of $0.70 per bushel ($0.67 per average outstanding equity share), all to be paid out in cash, and a cash dividend on equity stock of $0.10 per share outstanding as of August 1, 1999. Such distributions and dividends represented approximately 88% of fiscal year 1999's earnings before the cumulative effect of accounting change, and were paid in November 1999. The cumulative effect of accounting change was allocated against prior years allocated accumulated non-qualified earnings on a pro rata basis.

    The Company has current commitments for $2.1 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures in fiscal year 2000 to total $5.0 million. These expenditures are primarily for cost reduction projects currently scheduled. Commitments for monthly operating lease payments for technology and other assets total $3.5 million, $1.2 million of which is due in the twelve months ended October 31, 2000. $2.3 million of the total lease commitments, and $.7 million of the next twelve month commitments, are related to leased warehouse facilities for which the Company has a sublease agreement. The Company currently has no other material commitments.

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
Dated: December 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. DODD Timothy J. Dodd	General Manager (Principal Executive Officer)	December 15, 1999
/s/ THOMAS P. FRIEZEN Thomas P. Friezen	Vice-President—Finance (Principal Financial and Accounting Officer)	December 15, 1999

QuickLinks

DAKOTA GROWERS PASTA COMPANY NOTES TO CONDENSED FINANNCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II

SIGNATURES