Form 10-Q
period 2000-01-31
DAKOTA GROWERS PASTA CO
filed 2000-03-16
CIK 1004154

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares outstanding of the Registrant's classes of common stock were 1,144 shares of membership stock, par value $125.00, and 11,154,769 of equity stock, par value $2.50, as of January 31, 2000.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) January 31, 2000	July 31, 1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$734	$3,425

Short-term investments (restricted)	812	513

Receivables
Trade accounts receviable, less allowance for cash discounts and doubtful accounts of $245 and $193, respectively	13,758	15,843
Other receivables	1,554	1,751

	15,312	17,594

Short-term note receivable	—	1,884

Inventories	22,649	18,681

Prepaid expenses	1,302	1,790

Total current assets	40,809	43,887

PROPERTY AND EQUIPMENT
In service	108,935	107,151
Construction in process	2,393	547

	111,328	107,698
Less accumulated depreciation	(24,162)	(20,529)

Net property and equipment	87,166	87,169

INVESTMENT IN COOPERATIVE BANKS	1,993	2,073

OTHER ASSETS	2,904	2,744

	$132,872	$135,873

(continued on next page)

	(Unaudited) January 31, 2000	July 31, 1999
LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,349	$3,194
Accounts payable	3,389	3,860
Accrued grower payments	825	1,119
Accrued liabilities	3,533	4,563
Deferred income taxes	—	86

Total current liabilities	17,096	12,822
COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	53,023	59,116
DEFERRED INCOME TAXES	4,829	4,900

Total liabilities	74,948	76,838

PREFERRED STOCK
Redeemable preferred stock
Series A, 6% non-cumulative, $100 par value, issued 800 shares as of January 31, 2000	80	—
Series B, 2% non-cumulative, $100 par value, issued 525 shares	53	53

Total preferred stock	133	53

MEMBERS' INVESTMENT
Convertible preferred stock
Series C, 6% non-cumulative, $100 par value, issued 4,878 shares as of January 31, 2000	502	—
Membership stock, $125 par value, issued 1,144 and 1,152 shares as of January 31, 2000 and July 31, 1999, respectively	143	144
Equity stock, $2.50 par value, issued 11,154,769 and 11,097,409 shares as of January 31, 2000 and July 31, 1999, respectively	27,887	27,743
Additional paid-in capital	22,712	22,074
Accumulated allocated earnings	1,931	4,896
Accumulated unallocated earnings	4,616	4,125

Total members' investment	57,791	58,982

Total liabilities and members' investment	$132,872	$135,873

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Information) (Unaudited)

	Three Months Ended January 31,
	2000	1999
Net revenues (net of discounts and allowances of $4,558 and 5,073, respectively)	$33,969	$31,433
Cost of product sold	29,458	25,978

Gross proceeds	4,511	5,455
Marketing, general and administrative expenses	2,083	2,344

Operating proceeds	2,428	3,111
Other income (expense)
Interest and other income	157	43
Gain on sale of property and equipment	9	—
Interest expense, net	(1,253)	(1,271)

Income before income taxes	1,341	1,883
Income tax benefit	500	—

Net income from patronage and non-patronage business	1,841	1,883
Dividends on preferred stock	—	—

Net earnings from patronage and non-patronage business available for members	$1,841	$1,883

Average equity shares outstanding	11,136	7,356
Net earnings from patronage and non-patronage business per average equity share outstanding
Basic	$0.17	$0.26

See Notes to Consolidated Financial Statements

	Six Months Ended January 31,
	2000	1999
Net revenues (net of discounts and allowances of $9,580 and 9,523, respectively)	$69,664	$61,433
Cost of product sold	58,231	49,566

Gross proceeds	11,433	11,867
Marketing, general and administrative expenses	4,954	4,711

Operating proceeds	6,479	7,156
Other income (expense)
Interest and other income	282	45
Gain on sale of property and equipment	9	—
Interest expense, net	(2,385)	(2,535)

Income before income taxes	4,385	4,666
Income tax benefit	500	—

Income before cumulative effect of change in accounting principle	4,885	4,666
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	—	(3,429)

Net income from patronage and non-patronage business	4,885	1,237
Dividends on preferred stock	1	65

Net earnings from patronage and non-patronage business available for members	$4,884	$1,172

Average equity shares outstanding	11,117	7,356
Net earnings from patronage and non-patronage business per average equity share outstanding
Basic, before cumulative effect of accounting change	$0.44	$0.63
Cumulative effect of accounting change	—	(0.47)

Basic	$0.44	$0.16

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Six Months Ended January 31,
	2000	1999
OPERATING ACTIVITIES
Net income	$4,885	$1,237
Add (deduct) non-cash items
Cumulative effect of changing to a different inventory valuation method		3,429
Depreciation and amortization	3,970	3,694
Non-cash portion of patronage dividends	18	(113)
Cooperative bank stock valuation adjustment	80
Gain on sale of property and equipment	(9)
Deferred income taxes	(157)
Changes in assets and liabilities
Trade receivables	2,085	3,040
Other receivables	197	(465)
Inventories	(3,968)	(6,057)
Prepaid expenses	488	355
Other assets	(110)
Accounts payable	(471)	2,921
Excess outstanding checks over cash deposits		(2,336)
Growers payables	(294)	(875)
Other accrued liabilities	(1,030)	1,362

NET CASH FROM OPERATING ACTIVITIES	5,684	6,192

INVESTING ACTIVITIES
Purchases of property and equipment	(3,794)	(8,953)
Proceeds from sale of property and equipment	62
Receipts on note receivable	1,884
Net purchase of short-term investments	(299)
Payments for package design costs	(294)	(119)

NET CASH USED IN INVESTING ACTIVITIES	(2,441)	(9,072)

FINANCING ACTIVITIES
Net change in short-term debt	6,875
Payments on long-term debt	(6,813)	(3,039)
Preferred stock issued	58
Retirements of preferred stock		(150)
Dividends paid on preferred stock	(1)	(65)
Memberships issued (retired), net	(1)	2
Proceeds of stock offering		27,027
Preferred stock retirement commitment		(2,592)
Options exercised	1,306
Patronage distributions	(7,358)	(7,338)

NET CASH FROM (USED IN) FINANCING ACTIVITIES	(5,934)	13,845

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,691)	10,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,425	182

CASH AND CASH EQUIVALENTS, END OF PERIOD	$734	$11,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for Interest	$1,378	$2,535

Income taxes	$534

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

    The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 1999 as filed in the Company's Form 10-K.

NOTE 1—ORGANIZATION

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

NOTE 2—FINANCIAL STATEMENT PRESENTATION

    The financial information included herein as of January 31, 2000 and for the six and three month periods ended January 31, 2000 and 1999, is unaudited and, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the interim periods presented. The information contained in the balance sheet as of July 31, 1999 was derived from the Company's audited annual report for 1999. Reclassifications may have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

    The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3—CHANGE IN INVENTORY VALUATION METHOD

    In the third quarter of fiscal year 1999, the method of computing inventory valuations was changed from the net realizable value method used in prior years to lower of cost or market, determined on a FIFO basis, using product specific standard costs. As required by generally accepted accounting principles, the impact of this change on prior years (July 31, 1998) of $3,429,000 is included as a charge against income for the six months ended January 31, 1999 presented herein. The restatement of the three and six month periods ended January 31, 1999 is as follows:

	Three Months Ended January 31, 1999	Six Months Ended January 31, 1999
Net income as originally reported	$2,400	$4,401
Effect of change in inventory valuation method	(517)	265

Net income before cumulative effect of change in inventory valuation method	1,883	4,666
Cumulative effect on prior years (to July 31, 1998) of changing to different inventory valuation method	—	(3,429)

Net income as restated	$1,883	$1,237

Per share amounts—basic:
Net earnings as originally reported	$0.33	$0.59
Effect of change in inventory valuation method	(0.07)	0.04

Net earnings before cumulative effect of change in inventory valuation method	0.26	0.63
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	—	(0.47)

Net earnings as restated	$0.26	$0.16

NOTE 4—CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

NOTE 5—SHORT-TERM INVESTMENTS (RESTRICTED)

    Short-term investments (restricted) represent certificates of deposit, which are pledged as security for loans made by a financial institution to officers of the Company to exercise stock options.

NOTE 6—INVENTORIES

    Inventories are valued at lower of cost or market. Inventories as of January 31, 2000 include raw materials of $6,320,000 and finished goods of $16,329,000. Inventories at July 31, 1999 include raw materials of $5,435,000 and finished goods of $13,246,000.

NOTE 7—INVESTMENTS IN COOPERATIVE BANKS

    Investments in cooperative banks are stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

    In the second quarter of fiscal year 2000, the Company was notified of possible reductions in the Company's estimated patronage refunds from CoBank as well as the Company's investment in CoBank. In the three months ended January 31, 2000, the Company has recorded a charge against income for the adjustment of its estimated patronage refund and a write down in the value of its investment in CoBank totaling $184,000.

NOTE 8—LOAN AGREEMENT

    In November 1999, the Company renewed its $15 million seasonal line of credit with CoBank. The seasonal loan has a variable interest rate and matures on December 31, 2000. It is secured by property, equipment, and current assets of the Company. The balance outstanding on the line of credit totaled $6,875,000 as of January 31, 2000.

NOTE 9—STOCK OPTIONS

    During the second quarter of fiscal year 2000, the Board of Directors rescinded certain qualified stock options with a total exercise price totaling $585,000 for 3,697 shares of Class C convertible preferred stock. The Board approved the issuance of nonqualified stock options for 5,046 shares of Class C preferred stock and a total exercise price of $908,000.

    The Company's officers exercised stock options on 6,454 shares of Class C preferred stock, of which 1,432 shares were converted into 16,368 shares of equity stock. The Company realized proceeds totaling $1,162,000 from the exercise of these options.

NOTE 10—INCOME TAXES

    The Company is a non-exempt cooperative as defined by Section 1381(a)(2) of the Internal Revenue Code ("Code"). Accordingly, net margins from business transacted with its member patrons which are allocated, qualified, and paid as prescribed in Section 1382 of the Code will be taxable to the members and not to the Company. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income tax rates. Cooperative organizations have 8 1/2 months after their fiscal year end to make such allocations in the form of written notices of allocation or cash.

    The Company has recorded an income tax benefit of $500,000 for the three months ending January 31, 2000. The benefit relates to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000.

NOTE 11—PATRONAGE BUSINESS

    The Company's business is conducted on cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income, rental income from Company assets and any income taxes assessed on non-member business. For the six months ended January 31, 2000, net earnings allocable to patronage business totaled $4,979,000. This compares to $4,336,000 of earnings before the cumulative effect of a change in accounting method allocable to patronage business last year.

NOTE 12—EARNINGS PER SHARE

    The Company allocates its earnings and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated basic net earnings per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares effective and outstanding during the period.

    The Company had convertible preferred stock and stock options for convertible preferred stock outstanding during the periods presented. Fully diluted earnings per share are calculated for the assumed conversion of these dilutive securities. As the Company's stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense. Fully diluted earnings per share are not presented, as the dilutive effect of outstanding convertible preferred stock and stock options is not material for the periods presented.

NOTE 13—DIVIDENDS

    The qualified patronage allocation of $5,787,000 ($.70 per bushel patronage) and $.10 per share dividend authorized by the Board of Directors in October were rescinded at the January 2000 Board meeting. This was done in response to the reclassification of $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999 described in Note 11. The Board then voted to qualify and allocate $7,358,000 ($.89 per bushel acquired or $.86 per average outstanding equity share) of the revised core patronage income for fiscal year 1999. The total qualified patronage allocation was paid in cash, a portion of which was paid in November 1999 and the remainder in January 2000. The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 1999 patronage earnings before cumulative effect of the change in accounting principle, which totaled $464,000. The Board had previously voted, at the October meeting, to allocate the $3,429,000 cumulative effect of the change in accounting principle proportionately against prior non-qualified, allocated accumulated earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

    Pasta sales volumes increased in comparison to last year. Highly competitive pricing due to over-capacity within the dry pasta industry continues to largely offset the volume increases.

    The Company continues to focus on cost analysis and reduction programs. Technology improvements have been implemented to eliminate non-value-added activities as well as enhance customer communication and service. Inventories have increased in conjunction with the anticipated implementation of new rail programs that will reduce freight costs. The implementation of a robotic palletizing system will result in greater efficiency and cost reduction in the palletizing area. However, gains realized as a result current cost saving measures have been offset by lower than anticipated pasta prices due to the over-capacity situation in the industry.

    The Company continues to invest in maintaining market share, and will aggressively pursue opportunities in all segments of the pasta market. It is committed to maintaining its current customer base while continually exploring new business opportunities to improve production efficiencies at all manufacturing sites.

Effect of Accounting Change

    As discussed in Note 3 to the financial statements, the Company changed its method of accounting for inventory valuation from the net realizable method to the lower of cost or market method, determined on a FIFO basis, using product specific standard costs in fiscal year 1999. The statements of operations for the three and six months ended January 31, 1999 reflect the results using the new methodology. The impact of this change on prior years, to July 31, 1998, amounted to a reduction in earnings of $3,429,000 which was reflected in the statement of operations for the six months ended January 31, 1999.

    References to pro forma results in the discussion herein refer to the restated results for the three and six month periods ended January 31, 1999, before the cumulative effect of the change in accounting principle.

Results of Operations

Comparison of the Three Months Ended January 31, 2000 and 1999

    Net Revenues.  Total revenues increased $2.5 million, or 8%, to $34.0 million for the quarter ended January 31, 2000. While pasta sales volumes increased 11%, the average sales price per pound of pasta declined due to market pressures related to an over-capacity of pasta production in North America. These market pressures have resulted in a decline in gross margin from last year.

    Revenues from the retail segment increased by 6% while retail volumes increased 12%. The volume increase was offset by price reduction due to competitive pressure. Foodservice revenues increase by 16%, primarily due to increased sales resulting from expansions and acquisitions made by several of the

Company's current customers. Ingredient revenues increased by 8% due to new customers and increased sales to current customers.

    The Company markets semolina production in excess of its own requirements as well as by-products of durum milling. Revenues from by-product sales increased by 45% due to an increase in durum grind, resulting from the completion of the mill expansion project in May 1999, along with an increase in average selling prices compared to the second quarter of fiscal 1999.

    Cost of Product Sold.  Cost of product sold increased 13% to $29.5 million. The $3.5 million increase was mainly due to an increase in sales volumes. Pro forma gross margin decreased reflecting market pressures.

    Marketing, General, and Administrative ("MG&A") Expenses.  MG&A expenses decreased $261,000, or 11%, from last year. MG&A as a percentage of net revenues decreased to 6.1% compared to 7.5% for the corresponding period in the prior year.

    Interest Expense.  Interest expense decreased by $18,000 while average outstanding debt decreased by $15 million. In the second quarter of fiscal year 2000, the Company was notified of possible reductions in its estimated patronage refunds from CoBank ("the Bank") as well as its investment in CoBank. The Company has recorded an adjustment of its estimated patronage refund and a write down in the value of its investment in CoBank totaling $184,000. The CoBank patronage and investment adjustments largely offset the decrease in average outstanding debt.

    Income Taxes.  The Company has recorded an income tax benefit of $500,000 for the three months ending January 31, 2000. The benefit relates to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000.

    Net Income.  Net income decreased by $42,000, essentially unchanged from last year.

Comparison of the Six Months Ended January 31, 2000 and 1999

    Net Revenues.  Net revenues increased $8.2 million, or 13%. While pasta sales volumes increased 18%, the average sales price per pound decreased due to contractual price adjustments based on lower raw material costs, and market pressures due to the lower raw material costs and an over-capacity of pasta production in North America.

    Revenues from the retail market increased 11%, while volumes were up 19%. Again volume increases were offset by price reductions due to competitive pressures caused by over-capacity and lower raw material costs. Foodservice revenues increased by 21%, primarily due to expansions and acquisitions made by current customers. Ingredient revenues were up 20% primarily due to increased sales to existing customers.

    Revenues from milling by-product sales increased by 52% due to an increase in durum grind, resulting from the completion of the mill expansion project in May 1999, along with modest increases in average selling prices.

    Cost of Product Sold.  Cost of product sold increased 17% to $58.2 million. The $8.7 million increase was mainly due to an increase in sales volumes. Pro forma gross margin as a percentage of net revenues decreased from 19.3% to 16.4% reflecting market pressures.

    Marketing, General, and Administrative ("MG&A") Expenses.  MG&A expenses increased $243,000, or 5%, over last year. A majority of the increase was due to the enhancement of the Company's sales and sales support efforts to meet the needs of new and existing customers while pursuing continued growth. MG&A as a percentage of net revenues decreased to 7.1% compared to 7.7% in the prior year.

    Interest Expense.  Interest expense decreased by $150,000 due to a decrease in average outstanding debt. In the second quarter of fiscal year 2000, the Company was notified of possible reductions in its estimated patronage refunds from CoBank as well as its investment in CoBank. The Company has recorded an adjustment of its estimated patronage refund and a write down in the value of its investment in CoBank totaling $184,000. The CoBank patronage and investment adjustments largely offset the decrease in average outstanding debt.

    Income Taxes.  The Company has recorded an income tax benefit of $500,000 for the six months ending January 31, 2000. The benefit relates to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000.

    Net Income.  Net income before the cumulative effect of the change in accounting increased by $219,000, or 4.7%, compared to the six months ended January 31, 1999.

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

    The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company renewed its short-term line of credit for $15.0 million with CoBank ("the Bank") in November 1999. The balance outstanding on the line of credit was $6,875,000 as of January 31, 2000. $4,875,000 of the balance relates to seasonal line of credit funds used to pay down variable rate term loans. Cash, receivables and inventories secure borrowings against the line of credit.

    The Company's long-term financing is provided through various secured term loans and secured notes. Variable interest rates on term and seasonal loans are based on the lender's cost of funds, and are subject to an adjustment (increase or decrease) depending on the Company's financial condition. The CoBank loan agreement was renewed in November 1999.

    The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. As of January 31, 2000, the Company is in compliance with its debt covenants, and the Company does not anticipate any conditions which will cause any non-compliance in the foreseeable future, nor any limitations on its operations or future plans.

    Operations generated $5.7 million for the six months ended January 31, 2000, down from the $6.2 million generated for the corresponding period of the prior year. Though net income before the cumulative effect of the change increased $219,000 compared to last year, working capital cash flow decreased slightly from last year.

    For the six months ending January 31, 2000, earnings before interest, taxes, depreciation, and amortization, commonly referred to as EBITDA, decreased slightly from $10.9 million to $10.7 million. EBITDA is a measure of cash flow provided by operations.

    Cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment. Net cash used in financing activities totaled $2.4 million and $9.1 million for the six months ended January 31, 2000 and 1999, respectively. Most of the expenditures for 1999 relate to the mill expansion project. The Company continues to enhance its technology infrastructure to focus on electronic data interchange, process automation, and increased business requirements. Most of the Company's technology assets are placed under lease agreements, which allows the Company to stay relatively current with changing technologies.

    Net cash used in financing activities totaled $5.9 million for the six months ended January 31, 2000. In January 2000, the Board of Directors declared a qualified patronage distribution of $7,358,000 ($.89 per bushel or $.86 per average outstanding equity share) after rescinding the qualified patronage distribution and dividend approved at the October 1999 meeting (See Note 13 of the financial statements). All of the qualified patronage distribution was paid in cash during the second quarter. Net cash from financing activities of $13.8 million for the six months ended January 31, 1999 primarily resulted from stock offering proceeds offset by patronage distributions paid.

    The Company has current commitments for $1.7 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total $5.0 million in fiscal year 2000. These expenditures are primarily for cost reduction projects currently scheduled. Commitments for monthly operating lease payments for technology and other assets total $3.7 million, of which $1.4 million is due in the twelve months ended January 31, 2001. $2.6 million of the total lease commitments, and $.8 million of the lease commitments due in the next twelve months, are related to leased warehouse facilities for which the Company has a sublease agreement. The Company currently has no other material commitments.

    Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company's expected capital and liquidity requirements for the foreseeable future.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Members' Meeting was held January 15, 2000. Mr. John S. Dalrymple III, Mr. James F. Link, and Mr. John D. Rice Jr. were reelected to their positions as members of the Company's Board of Directors at Annual District Meetings held in December 1999.

    The terms of office of the remaining members of the Board of Directors continue for the terms for which they were elected in prior years as follows:Mr. Jeffrey O. Topp, Mr. Eugene J. Nicholas, and Mr. Roger A. Kenner—one year remaining; Mr. Allyn K. Hart, Mr. Michael E. Warner, and Mr. Curtis R. Trulson—two years remaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

*10.1	Loan Agreement in the aggregate amount of $48,300,000 dated November 9, 1999 between the Company and CoBank and related Promissory Notes.
27	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

*—Portions of this exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY
By:	/s/ TIMOTHY J. DODD Timothy J. Dodd, President and General Manager, and Principal Executive Officer
Dated: March 15, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. DODD Timothy J. Dodd	General Manager (Principal Executive Officer)	March 15, 2000
/s/ THOMAS P. FRIEZEN Thomas P. Friezen	Vice-President—Finance (Principal Financial and Accounting Officer)	March 15, 2000

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES