Form 10-Q
period 2000-04-30
DAKOTA GROWERS PASTA CO
filed 2000-06-12
CIK 1004154

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's classes of common stock were 1,158 shares of membership stock, par value $125.00, and 11,253,121 of equity stock, par value $2.50, as of June 12, 2000.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

ASSETS

	(Unaudited) April 30, 2000	July 31, 1999
CURRENT ASSETS
Cash and cash equivalents	$58	$3,425

Short-term investments (restricted)	1,974	513

Receivables
Trade accounts receviable, less allowance for cash discounts and doubtful accounts of $308 and $193, respectively	13,118	15,843
Other receivables	484	1,751

	13,602	17,594

Short-term note receivable	—	1,884

Inventories	23,012	18,681

Prepaid expenses	997	1,790

Total current assets	39,643	43,887

PROPERTY AND EQUIPMENT
In service	109,135	107,151
Construction in process	2,924	547

	112,059	107,698
Less accumulated depreciation	(25,973)	(20,529)

Net property and equipment	86,086	87,169

INVESTMENT IN COOPERATIVE BANKS	2,037	2,073

OTHER ASSETS	2,741	2,744

	$130,507	$135,873

(continued on next page)

LIABILITIES AND MEMBERS' INVESTMENT

	(Unaudited) April 30, 2000	July 31, 1999
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$6,350	$3,194
Excess outstanding checks over cash on deposit	1,193	—
Accounts payable	2,655	3,860
Accrued grower payments	300	1,119
Accrued liabilities	3,659	4,563
Deferred income taxes	—	86

Total current liabilities	14,157	12,822
COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	52,317	59,116
DEFERRED INCOME TAXES	4,175	4,900

Total liabilities	70,649	76,838

PREFERRED STOCK
Redeemable preferred stock
Series A, 6% non-cumulative, $100 par value, issued 767 shares as of April 30, 2000	77	—
Series B, 2% non-cumulative, $100 par value, issued 525 shares	53	53

Total preferred stock	130	53

MEMBERS' INVESTMENT
Convertible preferred stock
Series C, 6% non-cumulative, $100 par value, issued 924 shares as of April 30, 2000	92	—
Membership stock, $125 par value, issued 1,158 and 1,152 shares as of April 30, 2000 and July 31, 1999, respectively	145	144
Equity stock, $2.50 par value, issued 11,253,121 and 11,097,409 shares as of April 30, 2000 and July 31, 1999, respectively	28,133	27,743
Additional paid-in capital	22,876	22,074
Accumulated allocated earnings	1,931	4,896
Accumulated unallocated earnings	6,551	4,125

Total members' investment	59,728	58,982

Total liabilities and members' investment	$130,507	$135,873

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended April 30,
	2000	1999
Net revenues (net of discounts and allowances of $3,927 and $4,672, respectively)	$35,209	$31,907
Cost of product sold	30,185	27,325

Gross proceeds	5,024	4,582
Marketing, general and administrative expenses	2,827	1,910

Operating proceeds	2,197	2,672
Other income (expense)
Interest and other income	109	286
Loss on sale of property and equipment	(45)	—
Interest expense, net	(1,067)	(1,708)

Income before income taxes	1,194	1,250
Income tax benefit	742	—

Net income from patronage and non-patronage business	1,936	1,250
Dividends on preferred stock	1	78

Net earnings from patronage and non-patronage business available for members	$1,935	$1,172

Average equity shares outstanding	11,183	8,603
Net earnings from patronage and non-patronage business per average equity share outstanding
Basic	$0.17	$0.14

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended April 30,
	2000	1999
Net revenues (net of discounts and allowances of $13,507 and $14,195, respectively)	$104,873	$93,340
Cost of product sold	88,416	76,891

Gross proceeds	16,457	16,449
Marketing, general and administrative expenses	7,781	6,621

Operating proceeds	8,676	9,828
Other income (expense)
Interest and other income	392	331
Loss on sale of property and equipment	(36)	—
Interest expense, net	(3,453)	(4,243)

Income before income taxes	5,579	5,916
Income tax benefit	1,242	—

Income before cumulative effect of change in accounting principle	6,821	5,916
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	—	(3,429)

Net income from patronage and non-patronage business	6,821	2,487
Dividends on preferred stock	2	143

Net earnings from patronage and non-patronage business available for members	$6,819	$2,344

Average equity shares outstanding	11,137	7,772
Net earnings from patronage and non-patronage business per average equity share outstanding
Basic, before cumulative effect of accounting change	$0.61	$0.74
Cumulative effect of accounting change	—	(0.44)

Basic	$0.61	$0.30

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Nine Months Ended April 30,
	2000	1999
OPERATING ACTIVITIES
Net income	$6,821	$2,487
Add (deduct) non-cash items
Cumulative effect of changing to a different inventory valuation method	—	3,429
Depreciation and amortization	5,995	5,303
Non-cash portion of patronage dividends	18	288
Cooperative bank stock valuation adjustment	36	—
Loss on sale of property and equipment	36	—
Deferred income taxes	(811)	—
Changes in assets and liabilities
Trade receivables	2,725	400
Other receivables	1,267	(215)
Inventories	(4,331)	(3,145)
Prepaid expenses	793	372
Other assets	72	18
Accounts payable	(1,205)	(1,061)
Excess outstanding checks over cash deposits	1,193	(2,336)
Grower payables	(819)	(231)
Other accrued liabilities	(904)	3,664

NET CASH FROM OPERATING ACTIVITIES	10,886	8,973

INVESTING ACTIVITIES
Purchases of property and equipment	(4,735)	(11,790)
Proceeds from sale of property and equipment	127	—
Receipts on note receivable	1,884	—
Net purchase of short-term investments	(1,461)	—
Payments for package design costs	(427)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,612)	(11,790)

FINANCING ACTIVITIES
Net change in short-term debt	3,875	—
Payments on long-term debt	(7,518)	(3,069)
Preferred stock issued	58	—
Preferred stock retirements	(3)	(2,792)
Dividends paid on preferred stock	(2)	(143)
Memberships issued (retired), net	1	6
Equity stock issued	—	27,539
Options exercised	1,306	—
Patronage distributions	(7,358)	(7,338)

NET CASH FROM (USED IN) FINANCING ACTIVITIES	(9,641)	14,203

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,367)	11,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,425	182

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58	$11,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$3,007	$3,646

Income taxes	$546

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

    The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 1999 as filed in the Company's Form 10-K.

NOTE 1—ORGANIZATION

    Dakota Growers Pasta Company ("Dakota Growers", "the Company" or "the Cooperative") is organized as a farmers' cooperative for purposes of manufacturing food for human consumption from durum and other grain products. Net proceeds are allocated to patrons who are members on the basis of their participation in the Cooperative.

    The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

NOTE 2—FINANCIAL STATEMENT PRESENTATION

    The financial information included herein as of April 30, 2000 and for the three and nine month periods ended April 30, 2000 and 1999, is unaudited and, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the interim periods presented. Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended July 31, 1999. The information contained in the balance sheet as of July 31, 1999 was derived from the Company's audited annual report for 1999. Reclassifications may have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

    The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3—CHANGE IN INVENTORY VALUATION METHOD

    In the third quarter of fiscal year 1999, the method of computing inventory valuations was changed from the net realizable value method used in prior years to lower of cost or market, determined on a FIFO basis, using product specific standard costs. As required by generally accepted accounting principles, the impact of this change on prior years (July 31, 1998) of $3,429,000 is included as a charge against income for the nine months ended April 30, 1999 presented herein.

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

NOTE 6—INVENTORIES

    Inventories are valued at lower of cost or market. Inventories as of April 30, 2000 include raw materials of $4,419,000 and finished goods of $18,593,000. Inventories at July 31, 1999 include raw materials of $5,435,000 and finished goods of $13,246,000.

NOTE 7—INVESTMENTS IN COOPERATIVE BANKS

    Investments in cooperative banks are stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

    The Company was notified of reductions in the Company's estimated patronage refunds from CoBank as well as the Company's investment in CoBank during the second quarter of fiscal 2000. The Company has recorded a charge against income for the adjustment of its estimated patronage refund and a write down in the value of its investment in CoBank totaling $59,000 for the nine months ended April 30, 2000. In the three months ended April 30, 1999, the Company recorded an adjustment of its estimated patronage refund and write down of the value of its investment in St. Paul Bank for Cooperatives, which is now part of CoBank, totaling $597,000.

NOTE 8—LOAN AGREEMENT

    In November 1999, the Company renewed its $15 million seasonal line of credit with CoBank. The seasonal loan has a variable interest rate and matures on December 31, 2000. It is secured by property, equipment, and current assets of the Company. The balance outstanding on the line of credit totaled $3,875,000 as of April 30, 2000.

NOTE 9—STOCK OPTIONS

    During the second quarter of fiscal year 2000, the Board of Directors rescinded certain qualified stock options on 3,697 shares of Class C convertible preferred stock with a total exercise price of $585,000. The Board approved the issuance of nonqualified stock options for 5,046 shares of Class C preferred stock with a total exercise price of $908,000.

    The Company's officers have exercised stock options on 7,412 shares of Class C preferred stock, of which 6,488 shares were converted into 155,712 shares of equity stock, during fiscal 2000. The Company realized proceeds totaling $1,305,000 from the exercise of these options.

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

    The Company has recorded an income tax benefit of $742,000 for the three months ending April 30, 2000 and $1,242,000 for the nine months ended April 30, 2000.

    Income tax benefit for the nine months ended April 30, 2000 consists of the following (in thousands):

Current income tax benefit	$431
Deferred income taxes	811

Income tax benefit	$1,242

    The current income tax benefit relates to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000. The deferred income tax benefit relates primarily to reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

NOTE 11—PATRONAGE BUSINESS

    The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income, rental income from Company assets and any income taxes assessed on non-member business. For the nine months ended April 30, 2000, net earnings allocable to patronage business totaled $6,317,000. This compares to $5,755,000 of earnings before the cumulative effect of a change in accounting method and $2,326,000 after the effect of this change allocable to patronage business last year.

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

NOTE 13—DIVIDENDS

    The qualified patronage allocation of $5,787,000 ($.70 per bushel patronage) and $.10 per share dividend authorized by the Board of Directors in October 2000 were rescinded at the January 2000 Board meeting. This was done in response to the reclassification of $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999 described in Note 10. The Board then voted to qualify and allocate $7,358,000 ($.89 per bushel acquired or $.86 per average outstanding equity share) of the revised core patronage income for fiscal year 1999. The total qualified patronage allocation was paid in cash, a portion of which was paid in November 1999 and the remainder in January 2000. The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 1999 patronage earnings before cumulative effect of the change in accounting principle, which totaled $464,000. The Board had previously voted, at the October meeting, to allocate the $3,429,000 cumulative effect of the change in accounting principle proportionately against prior non-qualified, allocated accumulated earnings.

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

Summary

    For the third quarter ended April 30, 2000, Dakota Growers realized net earnings of $1.9 million, or $.17 per share, compared to $1.2 million, or $.14 per share, last year. Before the positive impact from income taxes, net income was $1.2 million, essentially unchanged from last year. Revenues grew 10.4% to $35.2 million. For the nine months ended April 30, 2000, revenues are up 12.4%. The Company has experienced steady growth in pasta sales volumes during the current fiscal year. Profits normally derived as the result of volume increases have been partially offset by lower average selling prices due to competitive pressures within the dry pasta industry.

    The Company will continue to aggressively pursue opportunities in all segments of the pasta market. It is committed to maintaining its current customer base while continually exploring new business opportunities and improving production and distribution efficiencies. The Company anticipates approximately a 12 percent incremental annual increase in retail sales volumes due to the addition of significant retail customers. Shipments to these customers are expected to begin in the first quarter of fiscal 2001. Focus on cost analysis and reduction programs continues within the Company, and benefits derived as a result will be realized as early as the fourth quarter of fiscal 2000. The implementation of new rail programs has begun to reduce freight costs. A new pasta line scheduled to be installed by mid fiscal year 2001 in the New Hope, Minnesota facility will significantly reduce the cost of producing lasagna products.

    A certified organic program has also been implemented and customer shipments of organic pasta began in the fourth quarter of fiscal 2000. In addition to marketing organic pasta through its Dakota Growers Pasta Co.™ retail label, the Company is also selling organic pasta in the private label retail, foodservice, and ingredient segments of the pasta market. As a result of the design of its Carrington, North Dakota facilities, Dakota Growers is also able to isolate organic by-products of the milling process, and is pursuing opportunities to market certified organic feed products.

    The Company has negotiated a long-term agreement with the second largest Italian pasta manufacturer to become the exclusive seller and marketer of their food products within North America. The agreement covers branded and private label Italian imported pasta to be sold to North American retail, foodservice, and ingredient customers.

Effect of Accounting Change

    As discussed in Note 3 to the financial statements, the Company changed its method of accounting for inventory valuation from the net realizable method to the lower of cost or market method, determined on a FIFO basis, using product specific standard costs in fiscal year 1999. The statements of operations for the three and nine months ended April 30, 1999 reflect the results using the new methodology. The impact of this change on prior years, to July 31, 1998, amounted to a reduction in earnings of $3,429,000 which was reflected in the statement of operations for the nine months ended April 30, 1999.

Results of Operations

Comparison of the Three Months Ended April 30, 2000 and 1999

    Net Revenues.  Total net revenues increased $3.3 million, or 10.4%, to $35.2 million for the quarter ended April 30, 2000. The increase was primarily due to pasta sales volume growth of 8.5% over the corresponding prior fiscal year period. Average sales price per pound of pasta declined slightly by 2.5% due to market pressures related to competition within the dry pasta industry as well as semolina flour costing adjustments required under contract with certain customers.

    Revenues from the retail segment increased by 5.3% while retail volumes increased 6.5%. Foodservice revenues increased by 8.2%, primarily due to increased sales resulting from expansions and acquisitions made by several of the Company's current customers. Ingredient revenues increased by 3.5% primarily due to new customers.

    The Company markets semolina production in excess of its own requirements as well as by-products of durum milling. Revenues from by-product sales increased by 92.6% due to an increase in durum grind, resulting from the completion of the mill expansion project in May 1999.

    Cost of Product Sold.  Cost of product sold increased 10.5% to $30.2 million. The $2.9 million increase was mainly due to an increase in sales volumes. Gross margin as a percentage of net revenues essentially remained unchanged.

    Marketing, General, and Administrative ("MG&A") Expenses.  MG&A expenses increased $917,000, or 48%, from last year. MG&A as a percentage of net revenues increased to 8.0% compared to 6.0% for the corresponding period in the prior year. The significant increase from prior year is due primarily to selling costs associated with higher revenues and consulting fees incurred in conjunction with an extensive study of strategic initiatives and capital structure options.

    Interest Expense.  A patronage adjustment relating to a write-off of estimated patronage refunds receivable and write-down of the investment in St. Paul Bank for Cooperatives totaling $597,000 is included in interest expense for the quarter ended April 30, 1999 accounting for a majority of the $641,000 decrease from prior year. Excluding the patronage adjustment, interest expense decreased $44,000 as a result of the decrease in average outstanding debt.

    Income Taxes.  The Company has recorded an income tax benefit of $742,000 for the three months ending April 30, 2000. The benefit relates primarily to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

    Net Income.  Net income increased by $686,000, with a majority of the increase relating to the income tax benefit described above.

Comparison of the Nine Months Ended April 30, 2000 and 1999

    Net Revenues.  Net revenues increased $11.5 million, or 12.4%, during the nine months ended April 30, 2000 compared to the same period in the prior year. The increase was primarily due to volume growth of 14.7%, offset by lower average selling prices due to competition within the pasta industry and contractual adjustments relating to lower average raw material costs.

    Revenues from the retail market increased 9.3%, while volumes were up 14.8%. Foodservice revenues increased by 16.0%, primarily due to expansions and acquisitions made by current customers. Ingredient revenues were up 13.2% primarily due to sales to new customers.

    Revenues from milling by-product sales increased by 59.4% due to an increase in durum grind, resulting from the completion of the mill expansion project in May 1999.

    Cost of Product Sold.  Cost of product sold increased 15.0% to $88.4 million. A majority of the $11.5 million increase was due to sales volume growth. Gross margin as a percentage of net revenues decreased from 17.6% to 15.7% reflecting lower average sales prices.

    Marketing, General, and Administrative ("MG&A") Expenses.  MG&A expenses increased $1.2 million, or 17.5%, over last year. A majority of the increase was due to the enhancement of the Company's sales and sales support efforts to meet the needs of new and existing customers while pursuing continued growth. The Company also incurred increased consulting fees in conjunction with an extensive study of strategic initiatives and capital structure options in the nine months ended April 30, 2000. MG&A as a percentage of net revenues increased to 7.4% compared to 7.1% in the prior year.

    Interest Expense.  Interest expense, including patronage adjustments, decreased by $790,000. The Company has recorded adjustment of its estimated patronage refund and a write down in the value of its investment in CoBank totaling $59,000 for the nine months ended April 30, 2000. In the three months ended April 30, 1999, the Company recorded an adjustment of its estimated patronage refund and write down of the value of its investment in St. Paul Bank for Cooperatives, which is now part of CoBank, totaling $597,000. Interest expense decreased $252,000 excluding the impact of patronage adjustments on both years reflecting a decrease in average outstanding debt compared to the prior year.

    Income Taxes.  The Company has recorded an income tax benefit of $1,242,000 for the nine months ending April 30, 2000. Of this amount, $431,000 relates to current income tax benefits and $811,000 relates to changes in deferred income taxes. The current income tax benefit relates to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000. The deferred income tax benefit relates primarily to reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

    Net Income.  Net income before the cumulative effect of the change in accounting increased by $905,000, or 15.3%, compared to the nine months ended April 30, 1999, with a majority of the increase resulting from the benefit from income taxes.

Liquidity and Capital Resources

    The Company's liquidity requirements include the operation of manufacturing facilities and equipment and the expansion of working capital to meet its growth requirements, as well as providing a fair return to its members. The Company meets these liquidity requirements from cash provided by operations, short-term borrowings under its line of credit, sales of equities and outside debt financing.

    The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company renewed its short-term line of credit for $15.0 million with CoBank ("the Bank") in November 1999. The balance outstanding on the line of credit was $3,875,000 as of April 30, 2000. Cash, receivables and inventories secure borrowings against the line of credit.

    The Company's long-term financing is provided through various secured term loans and secured notes. Variable interest rates on term and seasonal loans are based on the lender's cost of funds, and are subject to an adjustment (increase or decrease) depending on the Company's financial condition. The CoBank loan agreement was renewed in November 1999.

    The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. As of April 30, 2000, the Company is in compliance with its debt covenants, and the Company does not anticipate any conditions that will cause any non-compliance in the foreseeable future, nor any limitations on its operations or future plans.

    Operations generated $10.9 million for the nine months ended April 30, 2000 compared to $9.0 million for the nine months ended April 30, 1999. The increase in net cash provided by operations is primarily due to an increase in net income for the period. For the nine months ending April 30, 2000, earnings before interest, taxes, depreciation, and amortization, commonly referred to as EBITDA, decreased slightly from $15.5 million to $15.0 million. EBITDA is a measure of cash flow provided by operations.

    Cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment. Net cash used in financing activities totaled $4.6 million for the nine months ended April 30, 2000 and $11.8 million for the nine months ended April 30, 1999. A significant portion of the expenditures for fiscal 2000 relate to the installation of the robotic palletizing system and the installation of a lasagna line in the New Hope, Minnesota facility currently in progress. Most of the expenditures for 1999 relate to the mill expansion project. A majority of the Company's technology assets are placed under lease agreements, which allows the Company to stay relatively current with changing technologies.

    Net cash used in financing activities totaled $9.6 million for the nine months ended April 30, 2000. In January 2000, the Board of Directors declared a qualified patronage distribution of $7,358,000 ($.89 per bushel or $.86 per average outstanding equity share) after rescinding the qualified patronage distribution and dividend approved at the October 1999 meeting (See Note 13 of the financial statements). All of the qualified patronage distribution was paid in cash during the second quarter. Net cash from financing activities totaled $14.2 million for the nine months ended April 30, 1999. The net increase for 1999 resulted primarily from stock offering proceeds offset by patronage distributions paid.

    The Company has current commitments for $8.2 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total $5.0 million in fiscal year 2000. These expenditures are primarily for cost reduction projects currently scheduled. Commitments for monthly operating lease payments for technology and other assets total $3.3 million, of which $1.2 million is due in the twelve months ended April 30, 2001. $2.4 million of the total lease commitments, and $.9 million of the lease commitments due in the next twelve months, are related to leased warehouse facilities for which the Company has a sublease agreement. The Company currently has no other material commitments.

    Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company's expected capital and liquidity requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In connection with the acquisition of durum wheat for anticipated processing requirements, the Company will, at times, enter into commodities futures contracts as deemed appropriate to reduce the effect of price fluctuations. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," these futures meet the hedge criteria and are accounted for as hedges. Accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. The Company did not hold any futures contracts as of April 30, 2000.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

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

DAKOTA GROWERS PASTA COMPANY
By:	/s/ TIMOTHY J. DODD Timothy J. Dodd President and General Manager, and Principal Executive Officer
Dated: June 12, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. DODD Timothy J. Dodd	General Manager (Principal Executive Officer)	June 12, 2000
/s/ THOMAS P. FRIEZEN Thomas P. Friezen	Vice-President—Finance (Principal Financial and Accounting Officer)	June 12, 2000

QuickLinks

PART I—FINANCIAL INFORMATION
ASSETS
PART II—OTHER INFORMATION
SIGNATURES