Form 10-K405
period 2000-07-31
DAKOTA GROWERS PASTA CO
filed 2000-10-30
CIK 1004154

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2000

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
NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    There is no established public market for the Registrant's voting stock or equity stock. Although there is a limited, private market for shares of the Registrant's equity stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates. As of October 30, 2000, the number of shares outstanding of the Registrant's voting stock, par value $125.00, was 1,156 shares, and its equity stock, par value $2.50, was 11,253,121 shares.

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

Introduction

    The Company is a North Dakota agricultural cooperative that was incorporated on December 16, 1991. The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta producing facility in Carrington, North Dakota. The facility, which became operational in 1994, currently has the capacity to grind in excess of twelve million bushels of grain annually and to produce approximately 270 million pounds of pasta annually. In February 1998, the Company acquired all the outstanding stock of Primo Piatto, Inc. (Primo Piatto) a Minnesota corporation engaged in pasta manufacturing. Primo Piatto, being operated as the Minnesota Division of the Company, operates two processing plants in the Minneapolis, Minnesota metropolitan area. The addition of the Minnesota Division facilities has increased the Company's total annual pasta production capacity to about 470 million pounds. The Company anticipates closing its Minneapolis, Minnesota factory in fiscal year 2001, which together with changes at its New Hope, Minnesota plant will reduce its annual production capacity to 450 million pounds.

    With membership limited to agricultural producers, the Company has a total of 1,156 members, whose operations are predominantly located in North Dakota, Minnesota or Montana. Each member must enter into a Growers Agreement with the Company. This agreement obligates the member to deliver one bushel of durum wheat during each processing year for each share of Equity Stock owned by that member, subject to a pro rata downward adjustment depending on the production needs of the Company.

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

    North America pasta consumption is approximately 5.0 billion pounds. According to the U.S. Department of Commerce, American consumers have increased their average consumption of pasta during the last decade at an annualized growth of approximately 2% to 3%. However, based on the Company's analysis of the marketplace and trade and industry information, the Company believes that pasta consumption growth rates have slowed in the latter part of the decade, and are currently less than 2%. The Company estimates that approximately 87% of domestic consumption is supplied by domestic producers, with imported pasta totaling about 13% of the total U.S. demand for dry pasta. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

    The Pasta industry identifies the domestic dry pasta market into two basic segments, with each segment presenting different product and sales and distribution requirements. The applicable market segments are retail and institutional. The Company further subdivides the institutional segment into ingredient and foodservice sales to delineate the marketing and manufacturing differences.

Retail Segment

    The Retail segment, which includes sales to supermarkets, warehouse clubs, discount stores, drug stores, and other consumer retail operations, represents an estimated 37% of the total market for dry pasta in the United States. This volume excludes dry macaroni and cheese dinners. Roughly 76% of the Retail segment is represented by established national or regional pasta manufacturer brands, including imports; the remaining 24% of the retail portion of the market consists of retail sales under various private labels. The Company is focusing a substantial portion of its marketing efforts on private label sales. A small portion of the Retail segment consists of sales to federal and state government entities.

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

Foodservice Segment

    The Foodservice segment consists of sales of dry pasta to food preparation operations such as restaurants, hotels, colleges and universities, elementary and secondary schools, airlines, in-plant and in-office cafeteria facilities, transportation services, and other away-from-home eating places. The Foodservice segment represents about 10% of the total domestic dry pasta market. Marketing dry pasta to this segment of the marketplace generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations. The Company believes that approximately 40% of the volume of pasta sold in this market segment consists of sales of private label pasta products. A small portion of the Foodservice segment consists of sales to federal and state government entities.

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

Production And Products

    The Company believes that its relationship with members provides a reliable and consistent supply of milling-quality durum wheat. Pursuant to the Growers Agreements with the Company, the Company's members are obligated to deliver durum wheat for the Company's use. The durum wheat is used in the production of semolina that is then used by the Company to produce the Company's dry pasta products.

    Upon delivery, the durum wheat is sampled, weighed, pre-cleaned and unloaded into the mill's grain silos. From the grain silos, the durum wheat is pre-blended and conveyed into the mill's final mix bins, which use electronic mass flow controllers for precision blending and flow rate control. The wheat then proceeds to the cleaning and tempering sections of the mill. In those sections of the process, foreign grains and weed seeds are removed and the durum wheat is dampened to the optimum moisture level required for milling. From the tempering bins, the cleaned and tempered durum wheat is conveyed to the mill section where grinding, sifting and purifying is completed to produce a high quality semolina. In addition to the semolina, five additional categories of product result from the overall durum wheat milling and blending process: granulars, first clear (higher grade) flour, second clear (lower grade) flour, semolina/durum wheat flour blends, and mill feed. Mill feed and most second clear flour are sold primarily for animal feed.

    The semolina is then conveyed to the Company's pasta production or transferred to truck and rail load-out facilities for shipment to the Company's Minnesota operations or sale to other U.S. pasta manufacturers. The first clear flour is either blended with semolina or transferred to rail and truck load-out bulk bins for sale to other users.

    Pasta production is basically a mixing, extrusion and drying process. The primary ingredients are semolina and water, although egg, tomato, spinach or other ingredients may be added to produce certain products. Individual shapes are the result of extruding this pasta "dough" through different dies. Each pasta production line operates independently and produces either long or short good items, the difference being in the way they are conveyed through the drying operation. Both processes utilize continuous ultra high temperature dryers and coolers. Consistent monitoring and control is a key element in this process. The entire pasta production process is controlled by programmable logic controllers located in control panels at the beginning of each production line, allowing for efficient operation and monitoring.

    The finished dry pasta is conveyed to various continuous box and film packaging machines. Dry pasta is packed to meet different market segment and customer requirements, with containers ranging in size from 8 ounce cartons and bags to 2,000 pound totes. The packaged product is conveyed through metal detectors, check weighers and automatic case packers. From the case packers, the case travels past jet print coders to automated palletizing and stretch wrapping operations.

    The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all market segments. In addition to the dry pasta produced by the Company, the Company purchases less than 10 additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company's customers. Outside purchases of pasta are tracking below 1% of total sales. The Company does not anticipate any significant change in its outside purchases of pasta in the foreseeable future.

    The Company's Carrington, North Dakota facilities have been certified by Farm Verified Organics, which allows the Company to also offer 100% organic pasta and semolina. The Company's facilities allow for the isolation of the durum, semolina and pasta to enable this certification.

    In addition to its pasta products, the Company has in the past sold semolina and durum wheat flour to other pasta manufacturers in bulk truckload or railcar quantities. Such sales represented approximately 2% of total net revenues in fiscal year 2000. The Company currently has capacity available to provide semolina for sale to other producers, although with an over-capacity of durum milling, such sales are anticipated at highly competitive pricing.

    The cost of production of dry pasta is significantly impacted by changes in durum wheat prices. The cost of milling quality durum wheat steadily increased from the time the Company was organized and remained at high levels through 1996. A significant 1996 crop led to a reduction in prices in 1997, when the 1997 crop was significantly smaller and durum wheat prices again increased. Worldwide, many durum wheat-producing areas reported large crops for 1998 and 1999, which led to extremely lower durum wheat prices. The quality of the 2000 crop in North Dakota and Canada, especially in North Dakota, is lower than in past years, which is leading to an increase in the price of milling quality durum. This volatility with respect to the price of the basic raw material for the Company's products leaves the Company subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States can have significant impact on the Company, and may have an adverse impact. Those factors include such variables as the weather in the area in which the Company's members reside, weather in other durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations.

    Due to the intense competition present in the market for pasta products, pasta manufacturers have in the last several years been unable to fully implement price increases for their dry pasta products in periods when higher durum wheat prices impacted the cost of pasta production. The Company believes that such competition results primarily from excess production capacity in the domestic pasta industry. Additional industry capacity has been created through expansion programs followed by the Company and American Italian Pasta Company and the establishment of new production facilities by Barilla Alimentare S.p.A. (Barilla) and other enterprises.

Sales, Marketing and Customers

    The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company's products. Since its full operations began in 1994, the Company's customer base for pasta products has continuously expanded, and the Company's pasta products are distributed on a broad basis throughout the United States. The Company does not directly export its pasta products, although several of its customers have exported minor quantities. Within its pasta operation, the Company has steadily reduced the level of concentration among its largest customers. No one customer accounts for 10% or more of the Company's total revenues. The Company's top 10 customers accounted for 49% of revenues in fiscal year 2000, 45% of revenues in fiscal year 1999 and 48% in fiscal year 1998.

    Sales in the Retail segment of the market represented approximately 60% of the Company's pasta sales in fiscal years 1999 and 2000, with sales to the Foodservice and Ingredient markets representing about 20% each.

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

    The Growers Agreement is paired with ownership of the Equity Stock. For each share of Equity Stock held, the member is obligated to deliver to the Company, subject to adjustment as described below, one bushel of No. 1 hard amber U.S. durum wheat. Delivery schedules have been established for three marketing periods consisting of four months each during the fiscal year, with each member given notice of the member's delivery obligation for the upcoming marketing period. If a member sells or transfers Equity Stock, the member's obligations under the Growers Agreement must also be assigned to the purchaser or transferee. The term of the Growers Agreement is indefinite and may be terminated by the member, effective upon the last day of a processing year, upon not less than 18 months advance notice. The Company reserves the right to terminate the Growers Agreement and a grower's membership if the member does not comply with the obligations of the Agreement or if the member otherwise fails to meet the criteria for membership in the Company. Upon the Company's termination of a member's membership in the Company, the member will cease to have voting rights and other rights of membership and the Growers Agreement will be cancelled effective as of the following July 31. Until the effective date of cancellation of the Growers Agreement, the member's obligation to deliver durum wheat to the Company pursuant to the terms of the Growers Agreement executed by the member will remain in effect.

    The Company may, depending on the marketing needs of the Company, reduce the quantity of durum wheat to be delivered on a pro rata basis to all members. For fiscal year 2000, the delivery obligation was slightly less than one bushel per share of Equity Stock owned.

    Effective August 1, 1998, the durum delivery system to the Company was modified to include deliveries made through Northern Grains Institute (NGI) a North Dakota non-profit company. NGI administers the delivery arrangements and acts as each member's grain handling and delivery agent for the purpose of satisfying that member's obligations under the Growers Agreement. NGI is responsible for arranging the logistics of durum deliveries and handling payment and accounting matters. Consistent with Dakota Growers' policies and the Growers Agreement, NGI assigns each member a delivery date by lottery for each of the three marketing periods, which are as follows:

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

    In advance of each marketing period, NGI will invoice the members for the price of the durum to be delivered in the members' names to Dakota Growers. The member must make payment under the invoice in the amount indicated thereon, which shall be equal to Dakota Growers' deduction for retainage on the durum to be delivered, plus the per bushel transaction fee. Dakota Growers' deduction for retainage is currently 10% of the projected marketing period price (the Growers Agreement allows for retainage as high as 20%). NGI charged a transaction fee of $.03 per bushel through July 31, 2000. Effective August 1, 2000, the transaction fee was changed to $.015 per bushel. This fee is refunded to the member on the final settlement date (no later than 45 days after the close of each marketing period) if the member sells and delivers under his own contract milling quality durum to NGI in an amount equal to or exceeding his quota.

    Upon the member's payment of the invoice, NGI will make delivery for the member and receive on behalf of the member the initial payment from Dakota Growers. Dakota Growers will pay directly to the members the amount of the retainage on the settlement date no later than 45 days after the marketing period, but only to the extent that earnings provide necessary funds to make such payments and allow DGPC to remain in compliance with agreements with its lenders.

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

    Total domestic industry capacity, excluding self-supply capabilities within the ingredient segment, is broadly estimated at over 3.8 billion pounds of pasta per year. The Company's top competitors in the private label retail market include American Italian Pasta Company and to a lesser degree, New World Pasta. These private label retail sales compete with retail branded products distributed primarily by New World Pasta (Ronzoni, San Georgio, Skinner, American Beauty brands et al), Borden Pasta (Creamette, Prince, R&F, Anthony's brands et al), Best Foods (Muellers brand), Barilla and a variety of smaller domestic and imported brands. It has recently been announced that American Italian Pasta is acquiring the Muellers label from Best Foods. In the institutional market, the Company's top competitors include American Italian Pasta, Philadelphia Macaroni Co. Inc., and A. Zerega's Sons, Inc., as well as foreign competitors that sell product in the United States. Together with the Company, these organizations represent in the aggregate in excess of 50% of the total domestic industry production capacity and over 75% of the capacity excluding self-supply.

    Industry changes will impact pasta market competition. Barilla, one of Italy's largest pasta marketers, is aggressively expanding its branded label sales. American Italian Pasta is producing pasta for the ingredient market at its new plant in Wisconsin and has expanded its plants in Missouri and South Carolina. It is also offering Italian imported pasta through co-pack arrangements pending completion of its new plant in Italy. Less efficient plants have closed or are becoming non-competitive.

    Competition also comes from imported pasta, which represents approximately 13% of the total domestic market.

    Approximately 25% of total domestic industry production capacity is represented by the largest self-suppliers, which include Kraft, General Mills, International Home Foods, Campbell Soup,

ConAgra, Pillsbury, Lipton and Stouffers Corp. Opportunities are expanding for cost efficient manufacturers to co-pack for these and other current self-suppliers.

    The Company markets in the retail area primarily as a private label supplier. The Company's Dakota Growers Pasta Co. label to date has most effectively penetrated local area markets in the Dakotas and Minnesota, while the Zia Briosa label is marketed through club stores on the west coast and its Pasta Sanita label is sold in small niches ranging from the upper mid-West to select markets in the northeast United States.

    In the foodservice area, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company's "Dakota Growers" foodservice brand is sold throughout the U.S. to independent distributors and national chain accounts.

    The Company focuses its ingredient marketing efforts on companies that do not also manufacture the dry pasta ingredient for their end-products.

    The Company sells most of its pasta under "purchase orders", whereby the customer and the Company are not obligated for any pre-determined length of time. Occasionally, a pricing commitment is agreed to with a term of one year or less. In 1997, the Company and one of its major customers, U.S. Foodservice, signed a long-term agreement including volume and pricing commitments. The term of the agreement is through December 31, 2001. The Company is presently finalizing an agreement reached with U.S. Foodservice to extend this contract through 2006. The Company is also finalizing an agreement reached with Gruppo Euricom ("EU"), the second largest pasta manufacturer in Italy, to be the exclusive distributor of EU's Italian pasta and rice products in the United States and Canada. These products include branded retail as well as private label retail and foodservice.

    The pasta manufacturing industry has experienced capacity changes and restructuring in recent years. As indicated elsewhere herein, the Company believes that current pasta production capacity exceeds the current demand for pasta. The Company believes that certain competitors have elected to expand production capacity in situations where those competitors have experienced direct demand for their finished pasta products, but have also expanded capacity speculating on acquiring additional business. In addition to the impact of excess production capacity, the Company believes that price competition among producers of branded pasta products has led to a reduction in the average price of branded product. To the extent that the price differential between branded pasta products and private label pasta products is less than in the past, private label pasta products, such as those produced by the Company, will experience greater competition than when the price differential is greater.

Semolina and Durum Wheat Flour

    Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Harvest States Cooperative and Miller Milling all have two or more active mills, and collectively are believed to represent more than 60% of total domestic milling capacity. The Company's current milling operation represents about 15% of total domestic milling capacity. Some of the mills operated by the Company's competitors have established integrated pasta production capabilities or have developed alliances with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables the Company to compete more effectively with those competitors who also have integrated facilities.

Government Regulation

Trade Policies

    Governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada, may affect the operations of the Company and the volume of pasta imports.

    Pricing policy actions by the Canadian Wheat Board may have resulted in increased sales of Canadian durum wheat in the United States and lower durum wheat prices. These actions have resulted in complaints from durum growers in the United States, and a continuing dispute over possible restrictions on durum wheat imports. In response to a petition filed by the North Dakota Wheat Commission ("Wheat Commission"), on October 23, 2000, the Office of the United States Trade Representative announced the initiation of a Section 301 investigation. In its petition, the Wheat Commission alleged that the Canadian Wheat Board engages in unreasonable trade practices that have resulted in economic harm to U.S. wheat growers. The U.S. government will conduct an investigation into the allegations made by the Wheat Commission regarding the Canadian Wheat Board's sales practices in the United States and third country markets. If restrictions are implemented, it could impact both the milling and pasta areas of the Company's business operations in a variety of ways.

    Lower durum wheat prices could ultimately lead to reduced pasta production costs and provide opportunity for profit improvements for pasta manufacturers without requiring price increases for finished pasta products, while higher durum prices could trigger price increases or reduced margins dependent on the industry capacity utilization and pasta import levels. Conversely, the Company believes lower durum wheat prices have in the past allowed certain pasta producers to lower their prices and price proposals with reduced risk in efforts to gain market share.

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

Intellectual Property Rights

    The Company relies on a combination of trade secret, trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns the following trademarks that have been registered with the United States Patent and Trademark Office: the design on its packaging, Pasta Growers®, Pasta Sanita®, and Zia Briosa®. The Company has a pending trademark application for Dakota Growers Pasta Co.TM SM.

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

Employees

    As of October 23, 2000, the Company had 473 full-time and 18 part-time employees, 169 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on October 1, 2002 and December 1, 2004. The Company considers its employee relations to be excellent.

Risk Factors

    The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

  Tax Treatment

    Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. Dakota Growers is a nonexempt cooperative. As a cooperative, Dakota Growers is not taxed on amounts of patronage sourced income withheld from its members in the form of qualified per-unit retains or on amounts distributed to its members in the form of qualified written notices of allocation. Consequently, such amounts are taxed directly to the members. However, revenue attributable to non-patronage sourced income is taxed at the Company level and again upon distribution to the Company's members. If the Company was not entitled to be taxed under Subchapter T or if significant portions of revenues are from non-patronage sourced income, its revenues would be taxed when earned by the Company and the members would be taxed when dividends are distributed. From time to time, the Internal Revenue Service challenges the tax status of cooperatives, taking the position that the challenged entities are not operating on a cooperative basis and are therefore not entitled to the tax treatment described above. Those challenges can be based on a variety of factors, including the nature of the cooperative's business, its interaction with its members and the portion of its business done for or with its members. The impact of most such challenges, regardless of the factor on which the challenge is based, is that the Internal Revenue Service seeks to assert that some or all of a cooperative's income does not arise from a "patronage" transaction. As any income derived from non-patronage sources is subject to taxation at the entity level, the effect of a successful challenge is that the cooperative would be taxed as a corporation. The Internal Revenue Service has not challenged the Company's tax status; the Company would vigorously defend any such challenge. However, taxation at both the Company level and the shareholder level would have a material, adverse impact on the Company.

  Technology

    The Company believes that its overall commitment to maintaining and upgrading pasta manufacturing, milling and packaging equipment is necessary to keep a competitive edge in the pasta industry. In addition, it also acknowledges that ongoing computer system upgrades to better service the demands of its customers are important to long-term success and profitability. The Company may be negatively impacted if it is unable to consistently keep pace with the industry in these areas. The Company completed all Year 2000 readiness work and experienced no significant problems. The Company does not expect to incur any material expenditures in the future related to Year 2000 issues and does not believe it has continued exposure to Year 2000 issues.

  Competitive Environment

    Both the U.S. pasta industry and world pasta industry are extremely competitive. The Company competes in all segments—retail store brand, foodservice and ingredient, with larger, national and international food companies. The pasta industry in the U.S. as well as in Italy is faced with excess production capacity, which is reflected in the current low pasta pricing in all three segments. Additionally, some of the other companies have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The current environment, especially in the retail and ingredient segments, has put pressure on profitability and may continue in the future. The Company has and will continue to apply cost saving measures in all areas of procurement, manufacturing, logistics and marketing support to remain competitive. Due to unforeseen circumstances, there is no guarantee that the Company can continue to grow and operate profitably in the future.

  Pasta, Semolina, Durum Wheat and By-Product Prices

    The Company's profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products, matters over which the Company will have little or no control. Current prices for durum wheat, the main ingredient in dry pasta, have increased significantly over the low levels of the last couple of years due primarily to the poor quality of a significant portion of the durum in North Dakota and Canada. The quality of the North Dakota harvest may also make it more difficult for the Company's members to procure sufficient durum to meet their obligations under the Growers Agreement. Over-capacity in both durum milling and pasta production worldwide, have placed downward pressure on durum semolina and dry pasta pricing. The Company has capacity to sell durum semolina to other pasta producers. Such sales are currently being made at highly competitive prices. By-products of the milling process compete with other feed products, and fluctuate significantly in price with the availability of these competing feed products.

  Product Concentration

    The Company competes exclusively in the dry pasta segment, mainly in the U.S. Any decline in pricing or consumer preference for dry pasta could have a significant impact on the Company's ability to grow or remain profitable in the future.

  Obligation to Deliver Wheat; Possible Reduction of Delivery Obligation

    All members of the Company are obligated to deliver durum wheat to the Company in proportion to the amount of Equity Stock owned by that member. If a member is unable to grow and deliver the durum wheat required to be delivered to the Company pursuant to the Growers Agreement, the member must purchase the required quantity of durum wheat from other agricultural producers or other owners of durum wheat for delivery to the Company. As a result, a member not able to produce durum wheat for delivery to the Company would be exposed to the risk that the price of acquiring durum wheat for delivery to the Company would be in excess of the price to be paid for durum wheat by the Company under the Growers Agreement. Due to the poor quality of recent durum harvests in North Dakota, it may be difficult for the Company's members to deliver sufficient milling quality durum to meet their obligations under the Growers Agreement.

    Under the Growers Agreement, the Company may, depending on its marketing needs, reduce on a pro rata basis the quantity of durum wheat each member is obligated to deliver to the Company. In fiscal years 2000, 1999 and 1997 the delivery obligation was slightly less than one bushel of durum wheat per share of Equity Stock owned, while the delivery obligation was one bushel of durum wheat per share for fiscal year 1998. There can be no assurance that the Company will not reduce the amount of durum wheat to be delivered by members. In the event that the Company reduces the amount of durum wheat to be delivered per share of Equity Stock, each member would experience a proportionate reduction in the patronage activity with the Company.

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

    Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. In 1996, a U.S. Department of Commerce investigation determined that several Italian and Turkish pasta producers were selling pasta at less than fair value in U.S. markets, and were benefiting from subsidies from their respective governments. Consequently, in July 1996, the U.S. International Trade Commission of the Department of Commerce ("Commerce") imposed anti-dumping and countervailing duties on Turkish and Italian imports ("the 1996 Anti-dumping Order"). In December 1998, Commerce announced the final results of its review of the 1996 Anti-dumping Order for three Turkish producers. Commerce indicated that one of the producers had not had any shipments during the review period of January 19, 1996 to June 30, 1997. Commerce maintained the anti-dumping and countervailing duties for another Turkish producer and repealed such duties for the third. In addition, Commerce is conducting an administrative review of its 1996 Anti-dumping Order relating to eight Italian pasta producers. Commerce maintained the anti-dumping duties for most of the Italian pasta producers. Though these duties may enable the Company to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there is no assurance as to the length of time these duties will be maintained, or that foreign producers will not sell competing products in the United States at prices lower than those of the Company. Bulk imported pasta and pasta produced in the United States by foreign companies are generally not subject to such anti-dumping and countervailing duties; therefore, foreign pasta producers have also entered the United States pasta market by establishing production facilities in the United States, further increasing competition in the United States pasta market.

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

    The Company's Primo Piatto, Inc. subsidiary operates two pasta production facilities in the Minneapolis metropolitan area. The larger of the two production facilities, located in New Hope, Minnesota, contains six production lines capable of producing approximately 170 million pounds of dry pasta each year, predominantly in retail packaging. There is a direct Canadian Pacific rail line connecting the New Hope factory to the Carrington milling facility. This highly automated, cost effective processing and packaging facility has gone through significant upgrades within the last decade. Primo Piatto owns the physical plant and land at the New Hope facility. Planned improvements and upgrades will expand production capabilities to 180 million pounds annually.

    The smaller production facility, located in Minneapolis, Minnesota, contains four production lines and is capable of producing approximately 30 million pounds of dry pasta each year. It is being operated predominantly for the production of a high quality lasagna product. The land and buildings of this facility were sold in 1999, and leased back under a three-year lease which allows for cancellation prior to the expiration date with a 6-month notice period. The Company anticipates closing this facility and terminating the lease during fiscal year 2001.

    In addition to Company-owned warehousing at the Carrington and New Hope plants. These facilities are supplemented by public warehouses in North Dakota, Massachusetts, Pennsylvania, Maryland, New Jersey, Kentucky, Kansas, Utah, Oregon and Washington, where inventory is maintained and redistributed for the needs of specific customers.

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

    As of October 30, 2000, there were 1,156 holders of Membership Stock. As voting rights are limited to holders of Membership Stock, each member of the Cooperative has an equal voting influence regardless of the member's Equity Stock holdings.

    Members are obligated to deliver durum wheat to Dakota Growers under the Growers Agreement in proportion to their Equity Stock. Commencing August 1, 1998, all durum wheat deliveries by members must be made through an agency arrangement administered by Northern Grains Institute (NGI). NGI acts as each member's grain handling and delivery agent in connection with deliveries of durum to Dakota Growers. Members making actual delivery of durum to NGI receive the Dakota Growers' spot market price within fourteen (14) days of delivery.

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

    A unit retain is a portion of the payment to the members for their durum delivered to the Company, which is retained by the Company for use as capital for the Company's business. Under IRS guidelines, the Company has the option to treat the unit retains as taxable at the cooperative level or to treat the unit retains as nontaxable by declaring the unit retains as "qualified." Qualified unit retains are taxable to the member in the member's tax year of notification. When a qualified per unit retain is reimbursed or "revolved" in the form of a cash payment to the member, the member reports no additional income, having already paid tax on the whole amount in the year of declaration. Unit retains do not contain a minimum cash payment requirement to qualify for this tax treatment.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below for the fiscal years ended July 31, 1996, 1997, 1998, 1999 and 2000 are derived from the financial statements of the Company, which were audited by Eide Bailly LLP, independent accountants. This section should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

FINANCIAL DATA
(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	1996		1997		1998		1999		2000
INCOME STATEMENT DATA
Net revenues	$50,494		$70,702		$119,621		$124,869		$139,203
Cost of product sold	43,318		58,357		100,229		106,062		118,766

Gross proceeds	7,176		12,345		19,392		18,807		20,437
Marketing, general and administrative expenses	2,532		3,542		6,754		7,886		10,178

Operating proceeds	4,644		8,803		12,638		10,921		10,259
Other income (expense)	(2,022)		(1,877)		(3,264)		(2,434)		(3,929)
Income tax (expense) benefit	(4)		—		—		(499)		1,298

Income before cumulative effect of change in accounting principle	2,618		6,926		9,374		7,988		7,628
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	—		—		—		(3,429)		—

Net income from patronage and non-patronage business	2,618		6,926		9,374		4,559		7,628
Dividends on preferred stock	39		36		15		143		4

Net earnings from patronage and non-patronage business available for members	$2,579		$6,890		$9,359		$4,416		$7,624

Average equity shares outstanding(1)	5,568		7,356		7,356		8,603		11,166
Net earnings from patronage and non-patronage business per average equity share outstanding before cumulative effect of accounting change(1)	$0.46		$0.94		$1.27		$0.91		$0.68

Patronage and other dividends per average share outstanding(1)
Declared(2)	$0.32		$0.65		$1.00		$0.86		$0.60
Distributed(2)	0.32		0.65		1.00		0.86		0.60
BALANCE SHEET DATA
Cash	$1,448		$5		$182		$3,425		$1,725
Working capital	8,184		6,329		22,813		31,065		25,089
Total assets	49,894		68,739		124,537		135,873		131,857
Long-term debt (excluding current maturities)	18,860		27,131		66,056		59,116		51,626
Redeemable preferred stock	820		453		253		53		126
Members' investment	24,866		29,956		36,875		58,982		60,533
OPERATING DATA
Ratio of long-term debt to members' investment	.76	x	.91	x	1.79	x	1.00	x	.85	x

(1)
Adjusted for the impact of the 3-for-2 stock split effective August 1, 1997.
(2)
Qualified patronage declarations have been made by the Board of Directors in October of each year based on the patronage earnings and average shares for the prior fiscal year ending July 31. Payments of patronage declaration have been made in November of each year, except for 1999 in which a portion was paid in January. The amounts for 2000 were declared by the Board of Directors in October 2000, and are payable November 30, 2000.

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

Summary

    Dakota Growers had net earnings of $7,624,000 for the year ended July 31, 2000, down $221,000 from fiscal year 1999 net earnings before the cumulative effect of the change in accounting principle. Pro forma earnings per average equity share of $.68 were down $.23 from the $.91 pro forma earnings per share last year.

    Overall net revenues increased 11.5%. The Company experienced steady growth in pasta sales volumes in fiscal 2000. Profits normally derived as a result of higher volumes have been offset by lower average selling prices, primarily due to competitive pressures within the dry pasta industry caused by an over-capacity situation and lower average raw material costs.

    Dakota Growers is committed to maintaining its current customer base while exploring new business opportunities in all segments of the pasta market. The Company anticipates approximately a nine percent annualized increase in sales volumes in fiscal 2001 due to the addition of significant retail customers. A majority of the shipments to these customers are expected to begin in mid fiscal 2001. The Company continues to focus on improving production and distribution efficiencies to reduce costs. The Company implemented a robotic palletizing system resulting in greater efficiency and cost savings in the palletizing area. The implementation of new rail programs has begun to reduce freight costs. A new pasta line, located in the New Hope, Minnesota facility, is expected to be operational in the second quarter of fiscal 2001 and will significantly reduce lasagna production costs.

    A certified organic program has been implemented and customer shipments of organic pasta began in the latter part of fiscal 2000. In addition to marketing organic pasta through its Dakota Growers Pasta Co.™ retail label, the Company is also selling organic pasta in the private label retail, foodservice, and ingredient segments of the pasta market. The Company is selling organic semolina to other manufacturers and is pursuing further opportunities in this area. The Company is also able to isolate organic by-products of the milling process, and is pursuing opportunities to market certified organic feed products.

    The Company is finalizing an agreement reached with Gruppo Euricom ("EU"), the second largest pasta manufacturer in Italy, to be the exclusive distributor of EU's Italian pasta and rice products in the United States and Canada. These products include branded retail products as well as private label retail and foodservice products.

Effect of Change in Accounting Estimate

    Effective August 1, 1999, the Company changed the period over which it depreciates certain mill and pasta production equipment from 15 years to 20 years. The Company feels the change better reflects the useful life of the related equipment and is comparable to industry practice for similar equipment. The change in accounting estimate increased net income for the year ended July 31, 2000 by $917,000.

Results Of Operations

Comparison of Fiscal Years ended July 31, 2000 and 1999

    Net Revenues.  Overall net revenues increased $14.3 million, or 11.5%, compared to last year. The increase was primarily due to pasta volume growth of 10.2%. The pasta volume growth was offset by a decline in pasta average sales prices of 4.6% mainly due to competition within the pasta industry and contractual adjustments relating to lower average raw material costs. The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales increased 90%, due to the completion of the mill expansion project in May 1999, accounting for approximately $4.6 million of the increase in revenues.

    Revenues from the retail segment increased 6.3% due to volume increases. Foodservice revenues increased by 13.9%, primarily due to expansions and acquisitions made by current customers. Ingredient revenues were up 7.1% mainly due to sales to new customers.

    Cost Of Product Sold.  Cost of product sold increased 12% to $118.8 million. A majority of the $12.7 million increase was due to sales volume growth. Gross margin as a percentage of net revenues decreased slightly from 15.1% to 14.7% reflecting reduced profitability due to competitive pressures.

    Marketing, General and Administrative ("MG&A") Expenses.  MG&A expense increased $2.2 million, or 29.1%, over last year. A majority of the increase was due to the enhancement of the Company's sales and sales support efforts to meet the needs of new and existing customers while pursuing continued growth. The Company also incurred increased consulting fees in conjunction with an extensive study on strategic initiatives and capital structure options in fiscal 2000.

    Interest Expense.  Interest expense, including patronage adjustments, decreased $851,000. The Company recorded a net charge to interest expense related to adjustments for estimated patronage refunds from and investments in cooperative banks totaling $68,000 and $310,000 for the years ended July 31, 2000 and 1999, respectively. The remainder of the decrease in interest expense relates to a decrease in average outstanding debt.

    Other Income.  The Company recorded $2.5 million in gains on the sale of properties during fiscal year 1999 accounting for a majority of the difference in other income.

    Income Taxes.  The Company has recorded an income tax benefit of $1,298,000 for the year ended July 31, 2000. $407,000 of the recorded amount relates to current income tax benefits while $891,000 relates to changes in deferred income taxes. The current income tax benefit is primarily a reversal of the income tax expense recorded in the prior year, and relates to a reclassification of approximately $2.0 million of income from nonpatronage to patronage for gains on sale of properties in fiscal 1999 noted above. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal 2000. The deferred income tax benefit relates primarily to a reduction in deferred income tax liabilities associated with differences between the book and tax basis of property and equipment.

    Net Income.  Net income increased $3.2 million from the prior year, primarily due to the $3.4 million charge related to cumulative effect of change in accounting principle recorded in fiscal 1999.

Comparison of Fiscal Years ended July 31, 1999 and 1998

    As discussed in Note 1 to the financial statements, the Company, in the third quarter of fiscal 1999, changed its method of accounting for valuing its inventories from the net realizable method to the lower of cost or market, determined on a FIFO basis, using product specific standard costs. The statement of operations for the year ended July 31, 1999 reflects the results utilizing this methodology.

The impact of this change on prior years, to July 31, 1998, amounted to a reduction in earnings of $3,429,000, which was reflected in the statement of operations for the year ended July 31, 1999. If this change had been applied retroactively, the following pro forma amounts would have been reflected (in thousands, except per share amounts):

	1999	1998
Net revenues	$124,869	$109,748
Cost of product sold	106,062	92,984

Gross proceeds	$18,807	$16,764

Net earnings	$7,845	$6,731

Basic earnings per share	$0.91	$0.92

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

Liquidity and Capital Resources

    The Company's liquidity requirements include the operation of manufacturing facilities and equipment and the expansion of working capital to meet its growth requirements, as well as providing a fair return to its members. The Company attempts to return as much of its earnings as possible to its members annually, balanced with the need to maintain financial responsibility for ongoing obligations and future growth opportunities. The Company meets its liquidity requirements through cash provided by operations, short-term borrowings under its line of credit, sales of equities, and outside debt financing.

    The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company renewed its short-term line of credit for $15.0 million with CoBank ("the Bank") in November 1999. The balance outstanding on the line of credit as of July 31, 2000 was $1,875,000. Cash, receivables and inventories secure borrowings against the line of credit.

    The Company's long-term financing is provided through various secured term loans and secured notes. The Company renewed its loan agreement ("the Loan Agreement) with CoBank in November 1999. The Loan Agreement provides the Company with a total of approximately $48.3 million in term and seasonal loans and commitments, bearing either variable or fixed interest rates. Variable interest rates on term and seasonal loans are based on the lender's cost of funds, and are subject to an adjustment (increase or decrease) depending on whether the Company is in compliance with certain financial covenants. The Company is charged a fee of .10% on the daily outstanding balance of term loans and commitments payable on the last day of each calendar quarter. The Company also is charged a commitment fee of .625% on the daily outstanding commitments payable on the last day of each calendar quarter.

    In August 1998, the Company issued $27.0 million in debt through a private placement to institutional investors and used the proceeds to repay certain outstanding long and short-term debt with the Bank.

    The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. The Company is required to maintain a current ratio of 1.35:1, a leverage ratio (adjusted to reflect a current ratio of 1.35:1) of not greater than 1.10:1.0, and a debt service coverage ratio of not less than 1.50:1, measured for the previous twelve month period ending July 31 of each year. The Company cannot pay dividends on capital stock in excess of minimum requirements, or revolve any owner equity if such action will cause a noncompliance position in any financial condition without the prior written consent of the Bank. The Company's consolidated net worth may not be less than the sum of (a) $27,000,000 plus (b) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998. The Company's trailing twelve month ratio of consolidated cash flow to consolidated fixed charges may not be less than 2:1 at the end of each fiscal quarter, nor can the ratio of consolidated funded debt to consolidated cash flow exceed 3:1 for any period ending after January 31, 2000. As of July 31, 2000, the Company is in compliance with its debt covenants.

    The Company projects it will not be in compliance with the consolidated funded debt to consolidated cash flow ratio described above for the periods ending October 31, 2000 and January 31, 2001. The Company has been in contact with its lenders and, based on discussions with the lenders, is confident a waiver will be obtained for this covenant for the periods noted.

    Operations generated $16.9 million in cash for the year ended July 31, 2000, compared to $7.9 million generated in the year ended July 31, 1999, and $.1 million used in the year ended July 31, 1998. The increase in net cash provided by operations in fiscal 2000 was primarily due to decreases in receivables partially offset by increases in inventories. The increase in inventories was in response to anticipated sales growth along with inventory accumulation required to adequately implement rail distribution programs.

    Excluding the cumulative effect of the change in accounting principle and gain on sale of properties in fiscal 1999, earnings before interest, taxes, depreciation and amortization, commonly referred to as EBITDA, decreased from $19.6 million to $18.7 million. EBITDA is a measure of cash flow provided by operations.

    Net cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment. Expenditures for the purchase of property and equipment totaled $5.3 million, $14.3 million, and $9.4 million for the years ended July 31, 2000, 1999, and 1998, respectively. A significant portion of the expenditures for fiscal 2000 relate to the installation of the robotic palletizing system, and the installation of a lasagna line in the New Hope, Minnesota facility currently in progress. Most of the expenditures in 1999 were for mill expansion. In fiscal year 1999, the Company enhanced its technology infrastructure to focus on electronic data interchange, process automation, and increased business requirements. Most of the Company's technology assets are placed under lease agreements, which allow the Company to stay relatively current with changing technologies.

    Net cash used for financing activities totaled $11.7 million for the year ended July 31, 2000. This compares to net cash provided by financing activities totaling $9.6 million and $21.5 million for the years ended July 31, 1999 and 1998, respectively. Net cash used for financing activities in fiscal 2000 related primarily to payments on long term debt totaling $7.6 million and patronage distributions. These amounts were offset by proceeds from short term financing and stock options exercised. Through its stock offering ended February 28, 1999, the Company received $24.4 million of proceeds, net of expenses of the offering and payments due the selling preferred shareholders. The proceeds from this offering were used for the mill expansion project, a reduction of debt and the enhancement of the Company's working capital position. The $21.5 million was the result of the issuance of $27.2 million in long and short-term debt in fiscal 1998.

    Patronage distributions to members of the Cooperative from profits on the grain provided by the members totaled $7.4 million, $7.3 million, and $4.7 million for the years ended July 31, 2000, 1999 and 1998, respectively. In January 2000, the Board of Directors declared a qualified patronage distribution of $7,358,000. ($.89 per bushel or $.86 per average outstanding equity share) after rescinding the qualified patronage distribution and dividend approved at the October 1999 meeting. All of the qualified patronage distribution was paid in cash in the second quarter of fiscal 2000. The distribution in fiscal 2000 approximated 94% of fiscal 1999 patronage earnings before the cumulative effect of the accounting change. The distributions in fiscal 1999 and 1998 approximated 70% of the respective prior year's patronage earnings of the Cooperative and were declared in October and paid in November of each year. On October 19, 2000, the Board of Directors authorized a qualified patronage allocation to members in the amount of $6,698,000 ($.6425 per bushel acquired or $.60 per average outstanding equity share) for fiscal year 2000. The total qualified patronage is to be paid in cash on November 30, 2000. The distribution authorized represents approximately 94% of fiscal 2000 patronage earnings.

    The Company has current commitments for $4.1 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures in fiscal year 2001 to total $3.5 million. These expenditures are primarily for pasta line upgrades and cost reduction projects currently scheduled. Commitments for monthly operating lease payments for technology and other assets total $1.4 million, $.7 million of which is due in the twelve months ended July 31, 2001. Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $110,000 per month. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004. The Company currently has no other material commitments.

    Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company's expected capital and liquidity requirements for the foreseeable future.

Year 2000

    The Company completed all Year 2000 readiness work and experienced no significant problems. All expenses incurred in connection with becoming year 2000 compliant were expensed as incurred, other than acquisitions of new software or hardware, which were capitalized.

    The Company does not expect to incur any material expenditures in the future related to Year 2000 issues and does not believe it has continued exposure to Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, commodity prices, exchange rates, equity prices and other market changes. Market risk is attributed to all market-risk sensitive financial instruments, including long-term debt.

    The Company does not believe it is subject to any material market risk exposure with respect to interest rates, commodity prices, exchange rates, equity prices, or other market changes that would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
DAKOTA GROWERS PASTA COMPANY

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
 Dakota Growers Pasta Company
Carrington, North Dakota

    We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company (a North Dakota Cooperative) and subsidiary as of July 31, 2000 and 1999, and the related consolidated statements of operations, changes in members' investment and cash flows for the years ended July 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company and subsidiary as of July 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended July 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the financial statements, the Company changed its method of valuing inventories in fiscal year 1999.

/s/ Eide Bailly LLP

Fargo, North Dakota
August 31, 2000,
  except for Note 13, as to which
  the date is October 19, 2000

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

JULY 31, 2000 AND 1999

(In Thousands, Except Share Information)

	2000	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,725	$3,425
Short-term investments (restricted)	1,974	513
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $348 and $193	12,890	15,843
Other receivables	593	1,751
Short-term note receivable	—	1,884
Inventories	21,781	18,681
Prepaid expenses	1,603	1,790

Total current assets	40,566	43,887

PROPERTY AND EQUIPMENT
In service	110,021	107,151
Construction in process	2,560	547

	112,581	107,698
Less accumulated depreciation	(27,009)	(20,529)

Net property and equipment	85,572	87,169

INVESTMENT IN COOPERATIVE BANKS	2,037	2,073

OTHER ASSETS	3,682	2,744

	$131,857	$135,873

LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$4,979	$3,194
Accounts payable	4,104	3,860
Accrued grower payments	1,287	1,119
Accrued liabilities	5,107	4,563
Deferred income taxes	—	86

Total current liabilities	15,477	12,822
COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	51,626	59,116
DEFERRED INCOME TAXES	4,095	4,900

Total liabilities	71,198	76,838

REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, issued 733 shares in 2000	73	—
Series B, 2% non-cumulative, $100 par value, issued 525 shares in 2000 and 1999	53	53

Total preferred stock	126	53

MEMBERS' INVESTMENT
Convertible preferred stock
Series C, 6% non-cumulative, $100 par value, issued 924 shares in 2000	92	—
Membership stock, $125 par value, issued 1,158 and 1,152 shares in 2000 and 1999, respectively	145	144
Equity stock, $2.50 par value, issued 11,253,121 and 11,097,409 shares in 2000 and 1999, respectively	28,133	27,743
Additional paid-in capital	22,876	22,074
Accumulated allocated earnings	1,931	4,896
Accumulated unallocated earnings	7,356	4,125

Total members' investment	60,533	58,982

Total liabilities and members' investment	$131,857	$135,873

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2000, 1999, AND 1998

(In Thousands, Except Per Share Amounts)

	2000	1999	1998
Net revenues (net of discounts and allowances of $18,558, $20,534 and $10,709 for 2000, 1999 and 1998, respectively)	$139,203	$124,869	$119,621
Cost of product sold	118,766	106,062	100,229

Gross proceeds	20,437	18,807	19,392
Marketing, general and administrative expenses	10,178	7,886	6,754

Operating proceeds	10,259	10,921	12,638
Other income (expense)
Interest and other income	645	400	63
Gain (loss) on sale of property and equipment	(52)	2,539	—
Interest expense, net	(4,522)	(5,373)	(3,327)

Income before income taxes	6,330	8,487	9,374
Income tax expense (benefit)	(1,298)	499	—

Income before cumulative effect of change in accounting principle	7,628	7,988	9,374
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	—	(3,429)	—

Net income from patronage and non-patronage business	7,628	4,559	9,374
Dividends on preferred stock	4	143	15

Net earnings from patronage and non-patronage business available for members	$7,624	$4,416	$9,359

Average equity shares outstanding	11,166	8,603	7,356
Net earnings from patronage and non-patronage business per average equity share outstanding
Basic, before cumulative effect of accounting change	$0.68	$0.91	$1.27
Cumulative effect of accounting change	—	(0.40)	—

Basic	$0.68	$0.51	$1.27

Diluted, before cumulative effect of accounting change	$0.68	$0.90	$1.24
Cumulative effect of accounting change	—	(0.39)	—

Diluted	$0.68	$0.51	$1.24

Pro forma amounts assuming the inventory valuation method adopted in 1999 is applied retroactively
Net earnings from patronage and non-patronage business available for members	$7,624	$7,845	$6,731

Net earnings from patronage and non-patronage business per average equity share outstanding
Basic	$0.68	$0.91	$0.92

Diluted	$0.68	$0.90	$0.89

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS

YEARS ENDED JULY 31, 2000, 1999 AND 1998

(In Thousands, Except Share Information)

					Allocated Accumulated Earnings		Unallocated Accumulated Earnings (Deficit)
	Convertible Preferred Stock	Membership Stock	Equity Stock	Additional Paid-in Capital
					Qualified	Non-Qualified	Patronage	Non-member	Total
BALANCE, JULY 31, 1997	$—	$135	$18,881	$3,610	$—	$413	$7,247	$(330)	$29,956
Preferred dividends declared	—	—	—	—	—	—	(15)	—	(15)
Preferred Series D stock issued (23,038 shares)	2,304	—	—	—	—	—	—	—	2,304
Net membership stock issued (17 shares)	—	2	—	—	—	—	—	—	2
Reallocation of additional paid-in capital due to three for two equity stock credit and revolution of equity stock par value from $3.85 to $2.50 per share (2,452,020 shares)	—	—	(491)	491	—	—	—	—	—
Net income (loss) for the year ended July 31, 1998	—	—	—	—	—	—	9,932	(558)	9,374
Patronage allocations	—	—	—	—	4,746	2,501	(7,247)	—	—
Patronage paid	—	—	—	—	(4,746)	—	—	—	(4,746)

BALANCE, JULY 31, 1998	2,304	137	18,390	4,101	—	2,914	9,917	(888)	36,875
Preferred dividends declared	—	—	—	—	—	—	(138)	(5)	(143)
Net membership stock issued (51 shares)	—	7	—	—	—	—	—	—	7
Equity stock issued (3,624,782 shares)	—	—	9,062	18,134	—	—	—	—	27,196
Expenses of stock offering	—	—	—	(137)	—	—	—	—	(137)
Contributed capital	—	—	—	42	—	—	—	—	42
Preferred Series D stock retired (23,038 shares)	(2,304)	—	—	(288)	—	—	—	—	(2,592)
Equity stock options exercised (116,568 shares)	—	—	291	222	—	—	—	—	513
Net income for the year ended July 31, 1999	—	—	—	—	—	—	4,393	166	4,559
Patronage allocations	—	—	—	—	7,338	1,982	(9,320)	—	—
Patronage paid	—	—	—	—	(7,338)	—	—	—	(7,338)

BALANCE, JULY 31, 1999	—	144	27,743	22,074	—	4,896	4,852	(727)	58,982
Preferred dividends declared	—	—	—	—	—	—	(4)	—	(4)
Net membership stock issued (6 shares)	—	1	—	—	—	—	—	—	1
Reclass to Series A redeemable preferred stock	—	—	—	(22)	—	—	—	—	(22)
Series C preferred stock issued (7,412 shares)	741	—	—	565	—	—	—	—	1,306
Series C preferred stock (6,488 shares) converted to equity stock (155,712 shares)	(649)	—	390	259	—	—	—	—	—
Net income for the year ended July 31, 2000	—	—	—	—	—	—	7,134	494	7,628
Patronage allocations	—	—	—	—	3,929	464	(4,393)	—	—
Cumulative effect of accounting change allocated against non-qualified accumulated earnings	—	—	—	—	3,429	(3,429)	—	—	—
Patronage paid	—	—	—	—	(7,358)	—	—	—	(7,358)

BALANCE, JULY 31, 2000	$92	$145	$28,133	$22,876	$—	$1,931	$7,589	$(233)	$60,533

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2000, 1999 AND 1998

(In Thousands)

	2000	1999	1998
OPERATING ACTIVITIES
Net income	$7,628	$4,559	$9,374
Add (deduct) non-cash items
Cumulative effect of changing to a different inventory valuation method	—	3,429	—
Depreciation and amortization	7,853	8,642	5,381
Non-cash portion of patronage dividends	18	241	(282)
Cooperative bank stock valuation adjustment	36	68	—
(Gain) loss on sale of property and equipment	52	(2,539)	—
Deferred income taxes	(891)	32	—
Changes in assets and liabilities
Trade receivables	2,953	(3,439)	(990)
Other receivables	1,158	(1,091)	(96)
Inventories	(3,100)	(175)	(10,462)
Prepaid expenses	88	941	(977)
Other assets	111	(25)	(433)
Accounts payable	244	(1,888)	(1,413)
Excess outstanding checks over cash on deposit	—	(2,336)	(121)
Growers payables	168	(235)	238
Other accrued liabilities	544	1,669	(345)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	16,862	7,853	(126)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,278)	(14,278)	(9,389)
Acquistion of Primo Piatto, Inc., net of cash acquired	—	—	(8,011)
Proceeds from sale of property and equipment	121	1,833	—
Receipts on note receivable	1,884	—	—
Net purchase of short-term investments	(1,461)	(513)	—
Payments for long-term prepaid marketing costs	(1,463)	(941)	(2,633)
Payments for package design costs	(656)	(280)	(1,172)

NET CASH USED FOR INVESTING ACTIVITIES	(6,853)	(14,179)	(21,205)

(continued on next page)

FINANCING ACTIVITIES
Net change in short-term debt	1,875	(9,808)	7,608
Issuance of long-term debt	—	6,711	19,618
Payments on long-term debt	(7,580)	(4,682)	(759)
Issuance of redeemable preferred stock	58	—	—
Retirements of preferred stock	(7)	(2,792)	(200)
Dividends paid on preferred stock	(4)	(143)	(15)
Memberships issued, net	1	7	2
Proceeds of stock offering	—	27,196	—
Expenses of stock offering	—	(137)	—
Contributed capital	—	42	—
Options exercised	1,306	513	—
Patronage distributions	(7,358)	(7,338)	(4,746)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(11,709)	9,569	21,508

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,700)	3,243	177
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,425	182	5

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,725	$3,425	$182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for Interest	$3,558	$5,603	$4,411

Income taxes	$548	$279

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of short-term note receivable in conjunction with sale of property		$1,884

Acquisition of Primo Piatto, Inc.:
Working capital over the cash			$1,439
Property and equipment, net			27,721
Deferred income tax liabilities			(4,988)
Long-term debt assumed			(13,857)
Preferred stock issued			(2,304)

Cash paid to acquire Primo Piatto, Inc.			$8,011

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2000, 1999, AND 1998

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Dakota Growers Pasta Company ("the Company" or "the Cooperative") was formed on December 16, 1991 and commenced operation on January 1, 1994. The Company is organized as a farmers' cooperative for purposes of manufacturing food from durum and other grain products. The Company operates milling facilities in Carrington, North Dakota, and pasta manufacturing facilities in Carrington, North Dakota, as well as in New Hope and Minneapolis, Minnesota.

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

Reclassifications

    Reclassifications have been made to the financial statements as of July 31, 1999 and for the years ended July 31, 1999 and 1998 to facilitate comparability with the statements as of July 31, 2000 and for the year ended July 31, 2000. Such reclassifications have no effect on the net result of operations.

Risks and Uncertainties

    The Company grants unsecured credit to certain customers who meet the Company's credit requirements. Credit losses are provided for in the financial statements. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts which totaled $348,000 and $193,000 as of July 31, 2000 and 1999, respectively. No customer represented greater than 10% of revenues for the years ended July 31, 2000, 1999 and 1998.

    The Company's durum wheat requirements are provided through the delivery of grain pursuant to a Growers Agreement between the Cooperative and its members. The contractual obligations imposed on each member under the Growers Agreement are intended to insure the availability of sufficient quantities of durum wheat for use in the Company's processing operations. The Company attempts to minimize the effects of durum wheat cost fluctuations mainly through forward contracting and through agreements with certain customers that provide for price adjustments based on raw material cost changes. Such efforts, while undertaken to minimize the risks associated with fluctuating durum prices, may temporarily prevent the Company from recognizing the benefits of declining durum prices.

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

Commodities Futures Contracts

    In connection with durum acquisitions for milling and pasta production requirements, the Company, from time to time, will enter into durum and wheat futures contracts, as deemed appropriate, to reduce the effect of price fluctuations. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," these futures contracts have met the hedge criteria and were accounted for as hedges. Accordingly, gains and losses were deferred and recognized in cost of sales as part of the product cost for the fiscal years ended July 31, 1999 and 1998, respectively. The Company held no futures contracts as of July 31, 2000.

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company in fiscal 2001, and any subsequent futures contracts will be accounted for using SFAS No. 133.

Revenue Recognition

    Revenues are recognized upon shipment of the Company's product to its customers. Pricing terms, including promotions and rebates, are final at that time.

    The Company provides allowances for annual promotional programs on a pro-rata basis throughout the year. Revenues are presented net of discounts and allowances of $18,558,000, $20,534,000 and $10,709,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Short-term Investments (Restricted)

    Short-term investments (restricted) represent certificates of deposit that are pledged as security for loans made by a financial institution to officers of the Company to exercise stock options.

Inventories

    Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs.

    The major components of inventories as of July 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Durum	$1,626	$1,116
Finished goods and by-products	16,452	13,246
Packaging and ingredients	3,703	4,319

	$21,781	$18,681

Change in Inventory Valuation Method

    In the third quarter of fiscal year 1999, the Company's method of computing inventory valuations was changed from the net realizable value method used in prior years (a GAAP method of inventory valuation for cooperatives) to the lower of cost or market, determined on a FIFO basis, using product specific standard costs. The impact of this change on prior years (to July 31, 1998) of $3,429,000 is included as a charge against income for the year ended July 31, 1999.

    In the three years prior to the change, the Company experienced significant increases in inventory, both overall quantities as well as in the number of product lines and number of items. Because of the incompatibility of the net realizable value methodology of valuing inventory with manufacturing software systems and the high cost of specialized programming to automate the net realizable value calculations, the Company had been maintaining manual net realizable value calculations and analysis, resulting in higher than appropriate administrative costs. As part of a cost analysis and reduction process, the Company determined that it was prudent to eliminate these recurring costs. The Company also has experienced frequent and rapid market changes in inventory values using the net realizable value method, and its results of operations were impacted by such fluctuations.

    The adoption of the product specific standard cost methodology will improve comparability of the Company's operating results and its internal financial condition to industry practice, and provide a better matching of revenues, cash flows and costs.

    The statement of operations for the year ended July 31, 1999 reflects the results utilizing the new methodology, with the change on prior years (to July 31, 1998) reflected as a charge against income for the twelve months ended July 31, 1999. If the change had been applied retroactively, the following pro forma amounts would have been reflected (in thousands, except per share amounts):

	2000	1999	1998
Net revenues	$139,203	$124,869	$109,748
Cost of product sold	118,766	106,062	92,984

Gross proceeds	$20,437	$18,807	$16,764

Net earnings	$7,624	$7,845	$6,731

Basic earnings per share	$0.68	$0.91	$0.92

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

    Interest is capitalized on construction projects of higher cost and longer duration. Interest capitalized totaled $115,000, $306,000 and $186,000 for the years ended July 31, 2000, 1999 and 1998.

    The initial acquisition of land by the Cooperative is stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

    Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 39.5 years. Depreciation expense totaled $6,702,000, $7,068,000 and $4,497,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

    Effective August 1, 1999, the Company changed the period over which it depreciates certain mill and pasta production equipment from 15 years to 20 years. The Company feels the change better reflects the useful life of the related equipment and is comparable to industry practice for similar equipment. The change in accounting estimate increased net income for the year ended July 31, 2000 by $917,000.

    Details relative to property and equipment are as follows (in thousands):

	2000	1999
Land and improvements	$2,800	$2,800
Buildings	22,048	21,871
Equipment	85,173	82,480

Property and equipment in service	110,021	107,151
Construction in process	2,560	547
Less accumulated depreciation	(27,009)	(20,529)

	$85,572	$87,169

Investments in Cooperative Banks

    Investments in cooperative banks are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

    The Company was notified of reductions in its estimated patronage refunds from CoBank, ACB (CoBank) as well as its investment in CoBank during each of the last two fiscal years. The Company has included a charge against income for the adjustment of its estimated patronage refunds totaling $23,000 and $284,000 for the years ended July 31, 2000 and 1999, respectively. The Company also recorded a write down of the value of its investment in CoBank, which includes the former St. Paul Bank for Cooperatives, totaling $36,000 and $68,000 for the years ended July 31, 2000 and 1999, respectively.

Other Assets

    The Company capitalizes the initial cost incurred in the development of packaging designs for new customers and products. These costs are amortized over three to five year periods. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $1,636,000, $1,171,000 and $682,000 as of July 31, 2000, 1999 and 1998, respectively.

    The debt issuance costs relate to expenditures incurred in obtaining long-term debt. These costs are being amortized over the term of the related debt based on the effective interest rate.

    The breakdown of other assets is as follows (in thousands):

	2000	1999
Package design costs—net	$1,453	$1,262
Prepaid marketing costs	1,979	1,072
Estimated patronage refunds	—	18
Debt issuance costs	182	213
Other	68	179

	$3,682	$2,744

Accrued Grower Payments

    Accrued grower payments represent amounts due to growers for amounts withheld from durum purchases pursuant to the Growers Agreement.

    Effective August 1, 1998, the durum delivery system to the Company was modified to include deliveries made through Northern Grains Institute (NGI), a North Dakota non-profit company. NGI administers the delivery arrangements and acts as each member's grain handling and delivery agent for purposes of satisfying that member's obligations under the Growers Agreement. NGI is responsible for arranging the logistics of durum deliveries and handling payment and accounting matters. NGI acts only as the agent for the member, and the member retains the economic risk and legal liability for such deliveries under the Growers Agreement.

Accrued Liabilities

    Accrued liabilities consisted of the following (in thousands):

	2000	1999
Accrued promotional costs	$2,012	$2,149
Accrued interest	1,167	234
Accrued freight	683	666
Other	1,245	1,514

	$5,107	$4,563

Advertising

    Costs of advertising are immaterial and expensed as incurred.

Interest Expense, Net

    The Company earns patronage refunds from its patronage-based debt issued through cooperative banks based on its share of the net interest income earned by the banks. These patronage refunds received or estimated to be received are applied against interest expense. The Company recorded a net charge to interest expense of $68,000 and $310,000 for the years ended July 31, 2000 and 1999, respectively. For the year ended July 31, 1998, the Company recorded net credits to interest expense of $624,000.

Income Taxes

    The Company is a non-exempt cooperative for federal income tax purposes. Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of wheat flour containing spring wheat flour purchased from non-members, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, rental income, certain amounts of interest income, and any income taxes assessed on non-member business.

    The Company is subject to income taxes on earnings from non-patronage sources and patronage earnings not qualified to its members. Cooperative organizations have 8 1/2 months after their fiscal year-end to make qualified patronage allocations in the form of written notices of allocation or cash. Management anticipates that the Board of Directors will qualify sufficient patronage allocations to reduce taxable income from patronage sources to zero. The provision for income taxes relates to the results of operations from non-patronage business, state income taxes and certain other permanent and temporary differences between financial and income tax reporting.

Members' Investment

    Accumulated unallocated earnings represents cumulative net income which has not been allocated to members, while accumulated non-qualified allocated earnings represents earnings which have been allocated to members based on patronage but not distributed or qualified for income tax purposes.

    Cooperative organizations have 8 1/2 months after their fiscal year-end to make patronage allocations in the form of written notices of allocation or cash. As such, these allocations are normally reflected in the financial statements in the period in which such allocations are declared by the Board of Directors. Accordingly, the allocations for the fiscal year ended July 31, 2000 are not reflected in the accompanying consolidated financial statements.

Stock Options

    The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has not recognized any compensation expense under APB No. 25 upon the granting or exercise of stock options because the exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

Earnings per Share

    The Company has presented earnings per share (EPS) for the years ended July 31, 2000, 1999 and 1998 using the guidelines established in Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic EPS is calculated by dividing net earnings from patronage and non-patronage business available for members by the weighted average number of equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

    Dilutive securities consisting of options and convertible preferred stock, included in the calculation of diluted weighted average common shares were 59,000 in fiscal year 2000, 239,000 in fiscal year 1999, and 321,000 in fiscal year 1998. Because the Company's stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 2—SHORT-TERM DEBT

    The Cooperative has a $15.0 million seasonal line of credit with CoBank, which is secured by property and equipment and current assets of the Company. The seasonal line of credit has a variable interest rate and matures on December 31, 2000. The balance outstanding as of July 31, 2000 was $1,875,000. There were no outstanding borrowings against the line of credit as of July 31, 1999.

    Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended July 31, 2000, 1999 and 1998 are as follows (in thousands, except interest rates):

	2000	1999	1998
Maximum borrowings	$7,875	$10,108	$10,823

Average borrowing levels	$2,257	$3,536	$5,748

Average interest rates	7.82%	7.30%	7.67%

NOTE 3—LONG-TERM DEBT

    Information regarding long-term debt at July 31, 2000 and 1999 is as follows (in thousands):

	2000	1999
Term loans due to cooperative banks due in quarterly installments of $685,000 plus interest through December 31, 2004, interest at 8.68% to 8.76%, collateralized by property and equipment	$6,000	$9,500
Term loans due to cooperative banks due in quarterly installments of $625,000 plus interest through December 31, 2004, interest at 8.54% to 8.76%, collateralized by property and equipment	10,375	13,000
Non-patronage term loan from cooperative banks due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by property and equipment	10,800	12,000
Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 commencing August 1, 2002 through August 1, 2008, interest at 7.04%, collateralized by property and equipment	18,000	18,000
Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 commencing August 1, 2002 through August 1, 2010, interest at 7.14%, collateralized by property and equipment	9,000	9,000
Capital lease, three year term through March 1, 2002, Imputed interest at 9.1%	323	505
Term loan from the City of Carrington, due in monthly installments through 2003, interest rate of 4%	172	225
Convertible debt from Northern Plains Cooperative, due in annual installments through 2003, non-interest bearing	30	40
Convertible debt from Dakota Central Telecommunications, due in annual installments through 2003, non-interest bearing	30	40

Total long-term debt	54,730	62,310
Less current maturities	(3,104)	(3,194)

Net long-term debt	$51,626	$59,116

    As of July 31, 2000, the Company has prepaid $6,330,000, or approximately nine quarterly installments on one term loan due to CoBank, and $875,000, or approximately one quarterly installment, of the second term loan due to CoBank. These prepayments are reflected in the aggregate future maturities schedule present herein.

    Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,	Long-term Debt	Capital Lease	Total
2001	$2,905	$219
2002	3,783	128
2003	9,230	—
2004	10,011	—
2005	7,391	—
Thereafter	21,087	—

	54,407	347	$54,754
Less imputed interest	—	24	24

Present value of net minimum payments	54,407	323	54,730
Less current portion	2,905	199	3,104

Long-term obligations	$51,502	$124	$51,626

    The Company has a $10,800,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of .625% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

    The Company's loan agreements with its lenders contain certain covenants related to, among other matters, the maintenance of certain working capital, leverage, and debt service ratios and a minimum net worth requirement. As of July 31, 2000 and 1999, the Company was in compliance with these loan covenants.

    The Company has convertible debt related to two non-interest bearing notes with annual installments of $10,000 each. Per the loan agreements, from March 1, 1995 through February 1, 2003, the Company shall have the privilege of converting the unpaid balance of indebtedness into series B preferred stock. The holders of the debt do not have the option to convert this debt.

    The Company incurred $4,569,000, $5,369,000 and $4,137,000 of interest on long and short-term debt and other obligations in fiscal years 2000, 1999 and 1998, respectively. $115,000, $306,000 and $186,000 of the total interest incurred was capitalized in the respective periods. A charge from cooperative banks of $68,000 and $310,000 was included in interest expense in fiscal years 2000 and 1999, respectively. Patronage income from cooperative banks of $624,000 was netted against interest expense on the statement of operations for the year ended July 31, 1998.

NOTE 4—MEMBERS' INVESTMENT

    The Company had issued and outstanding 1,158 and 1,152 shares of membership stock and 11,253,121 and 11,097,409 shares of equity stock as of July 31, 2000 and 1999, respectively.

    Under the terms of the Cooperative's bylaws, the Cooperative's net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually based on the volume of patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). The distribution can be in the form of cash or credits to each member- producer's patronage credit account which has been established on the books of the Cooperative as determined by the Board of Directors. Equity requirements of the Cooperative may be retained as unallocated earnings, or retained from amounts due to patrons and credited to members' investments in the form of unit retains or undistributed allocated patronage. For presentation purposes only, the Company has calculated net income per share by dividing earnings from patronage and non-patronage business available for members (net income less preferred dividends) by the weighted average number of equity shares outstanding during the period.

    Net income allocable to patronage business totaled $7,134,000 for the year ended July 31, 2000. For the year ended July 31, 1999, net income allocable to patronage business totaled $7,822,000 before the cumulative effect of a change in accounting method and $4,393,000 after the effect of the change. For the year ended July 31, 1998, net income allocable to patronage business was $9,932,000.

    The Board of Directors authorized a qualified patronage allocation of $5,787,000 ($.70 per bushel) and declared a dividend on equity stock of $.10 per share in October 1999. In addition, the Board voted to allocate the $3,429,000 cumulative effect of the change in accounting principle proportionately against prior non-qualified, allocated accumulated earnings. The qualified patronage allocation and dividend authorized in October 1999 were rescinded by the Board at the January 2000 meeting in response to the reclassification of $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999 described in Note 7. The Board then voted to qualify and allocate $7,358,000 ($.89 per bushel acquired or $.86 per average outstanding equity share) of the revised core patronage income for fiscal year 1999. The total qualified patronage allocation was paid in cash, of which a portion was paid in November 1999 and the remainder in January 2000. The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 1999 patronage earnings before cumulative effect of the change in accounting principle, which totaled $464,000.

    A qualified patronage allocation of $7,338,000 ($1.00 per bushel) and a non-qualified patronage allocation of $1,982,000 ($.27 per bushel) were authorized by the Board of Directors in October 1998. All of the qualified patronage allocation was distributed in cash to the Cooperative's members in November 1998. A qualified patronage allocation of $4,746,000 ($1.00 per bushel) and a non-qualified patronage allocation of $2,501,000 ($.527 per bushel) representing the allocation of the 1997 fiscal earnings was authorized by the Board of Directors in October 1997, with all of the qualified allocation distributed in cash in November 1997.

NOTE 5—PREFERRED STOCK

    The Company is authorized to issue 50,000 shares of preferred stock with a par value of $100 per share. Preferred stock may be held by persons or entities that are not members of the Cooperative.

    The Company issued 800 shares of series A preferred stock in fiscal 2000, of which 67 had been redeemed as of July 31, 2000. Each share of preferred series A stock entitles its holder to receive a non-cumulative 6% annual dividend payable upon declaration by the Board of Directors. The preferred series A stock is scheduled to be redeemed on a quarterly basis through December 2005.

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

    Each share of preferred series C stock shall receive payment of non-cumulative dividends at the rate of 6% per annum, calculated on the par value of the preferred stock. Each share of series C preferred stock is convertible into 24 shares of the Company's equity stock. The conversion ratio shall be proportionately adjusted at any time the outstanding shares of equity stock are increased or decreased without payment by or to the Company or the Company's members. The Company had 924 shares of preferred series C stock issued and outstanding as of July 31, 2000.

NOTE 6—EMPLOYEE BENEFIT PLANS

    Dakota Growers Pasta Company and Primo Piatto, Inc. have implemented 401(k) plans covering employees who have met age and service requirements. The plans were merged effective January 1, 2000. The combined plan covers employees who have reached 21 years of age and completed six months of service as defined in the plan document. The Company matches 100% on the first 2% of the employees' elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $291,000, $216,000 and $135,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

    Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in Primo's 401(k) plan but are excluded from amounts contributed by Primo. Contributions for the years ended July 31, 2000 and 1999 totaled $74,000 and $83,000, respectively. Contributions for the period from February 23, 1998 to July 31, 1998 totaled $49,000.

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

    Certain temporary differences exist between financial statement and income tax reporting that also create a difference in the amount of patronage income determined on either basis. Some of these differences are likely to be allocated to the members through patronage allocations; therefore, no deferred taxes are provided for the temporary differences likely to be allocated to members.

    Significant components of the Company's deferred tax assets and liabilities as of July 31, 2000 and 1999 related to temporary differences are as follows (in thousands):

	2000	1999
Deferred tax assets
AMT credit carryover	$20	$366
Nonpatronage net operating loss carryover	169	—

	189	366
Less valuation allowance	(189)	—

Total deferred tax assets	—	366

Deferred tax liabilities
Property and equipment	4,095	4,900
Deferred gain on installment sale	—	452

Total deferred tax liabilities	4,095	5,352

Net deferred tax liabilities	$(4,095)	$(4,986)

    Classified in the accompanying balance sheets as follows:

	2000	1999
Current liabilities	$—	$(86)
Noncurrent liabilities	(4,095)	(4,900)

	$(4,095)	$(4,986)

    The $422,000 nonpatronage net operating loss carryforward will expire in fiscal year 2018. The AMT credit carryforward may be carried forward indefinitely.

    Income tax expense (benefit) consists of the following (in thousands):

	2000	1999	1998
Current income tax expense (benefit)	$(407)	$467	$—
Deferred income taxes	(891)	32	—

Income tax expense (benefit)	$(1,298)	$499	$—

    The current income tax benefit for the year ended July 31, 2000 relates primarily to an overaccrual of income taxes for the year ended July 31, 1999. $2,000,000 of income relating to the year ended July 31, 1999 was reclassified from nonpatronage to patronage based on cooperative income tax developments taking place in the second quarter of fiscal year 2000, subsequent to the publishing of the July 31, 1999 financial statements. The deferred income tax benefit relates primarily to reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    The carrying amount of cash and cash equivalents, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

    The Company believes it is not practical to estimate the fair value of the securities of non-subsidiary cooperatives without incurring excessive costs because there is no established market for these securities and it is inappropriate to estimate future cash flows, which are largely dependent on future patronage earnings of the non-subsidiary cooperatives.

    Based upon current borrowing rates with similar maturities, the fair value of the long-term debt and capital leases approximates the carrying value as of July 31, 2000.

NOTE 9—OPERATING LEASES

    The Company leases various items of equipment, primarily forklifts and computers. The Company has an annual lease covering rail cars and a lease agreement on the Minneapolis manufacturing building with a thirty-six (36) month term, cancelable, with proper notice, prior to the expiration date without penalty.

    Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

2001	$734
2002	328
2003	189
2004	114
2005	59
Thereafter	12

$1,436

    Lease expense totaled $907,000, $849,000, and $798,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

    The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2000, the Company had outstanding commitments for grain purchases totaling $4,063,000.

    Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $110,000 per month. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004.

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

    Options granted under the Plan are for the purchase of preferred stock at fair market value, convertible into equity stock at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares, which may be issued pursuant to options granted under the Plan, is fifteen thousand (15,000).

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

    The following table sets out information on options outstanding and exercisable:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 1997	4,715	$100	$100.00	2,302
Exercised	—
Granted	1,013	$150	$150.00
Canceled/Expired	—

Outstanding at July 31, 1998	5,728	$100 - $150	$108.84	3,809
Exercised	(4,857)	$100 - $150	$105.71
Granted	2,174	$150	$150.00
Canceled/Expired	—

Outstanding at July 31, 1999	3,045	$100 - $150	$108.84	958
Exercised	(7,412)	$150 - $180	$176.12
Granted	8,142	$180	$180.00
Canceled/Expired	(3,775)	$100 - $180	$157.95

Outstanding at July 31, 2000	—

    There were no options outstanding as of July 31, 2000.

    The Company did not record any compensation expense during the years ended July 31, 2000, 1999 and 1998 related to the issuance or exercise of stock options.

    The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation" would not have a material impact on net income and earnings per share.

    Assumptions used to estimate the fair values of the options:

Risk-free interest rate	6.05%
Expected life	10 years
Expected dividends	None

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

    The following summary presents the pro forma consolidated results of operations of the Company as if the business combination had occurred on August 1, 1997 (in thousands except earnings per share):

Year Ending July 31, 1998
Net revenues	$125,535

Earnings from patronage and non-patronage business available for members	$9,560

Earnings from patronage and non-patronage business per average equity share outstanding
Basic	$1.30
Fully diluted	1.26

    The above pro forma results do not necessarily represent results that would have occurred if the business combination had taken place at the date assumed above.

NOTE 13—SUBSEQUENT EVENT

    On October 19, 2000, the Board of Directors authorized a qualified patronage allocation to members in the amount of $6,698,000 ($.6425 per bushel acquired or $.60 per average outstanding equity share) for the fiscal year 2000. The total qualified patronage is to be paid in cash on November 30, 2000. The Board of Directors also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $433,000.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

    The Board of Directors consists of nine member-directors, each of whom represents one of the nine geographic districts. Members residing in the district represented elect each Director. Every three years, the Bylaws require that the incumbent Board of Directors appoint a redistricting committee to review the boundaries of the districts. The committee will recommend any changes in the district boundaries necessary or appropriate to maintain equitable representation of not more than a fifteen-percent variance of the number of members in each district. If the Board of Directors approves the recommendations of the committee, the recommendation will be submitted to the members for approval, rejection or modification. The next redistricting review is scheduled to occur in calendar year 2003.

    The table below sets forth certain information concerning the current directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name and Address	Age	District	Term Expires
John S. Dalrymple, III(1)(2) PO Box 220 Casselton, ND 58102	52	Cass-Barnes Number 4	2003
Allyn K. Hart RR 1, Box 61 Wales, North Dakota 58281	61	Northeast Number 6	2002
Roger A. Kenner(3) RR 2, Box 53 Leeds, North Dakota 58346	51	Lake Region Number 8	2001
James F. Link 1304 4th Street North Wahpeton, North Dakota 58075	73	Southeast Number 3	2003
Eugene J. Nicholas(1)(2) 214 14th Street Cando, North Dakota 58324	55	North Central Number 7	2001
John D. Rice, Jr.(3) 3556 52nd Ave NE Maddock, North Dakota 58348	46	Durum Triangle Number 9	2003
Jeffery O. Topp RR 1, Box23 Grace City, North Dakota 58445	41	South Central Number 2	2001

Curtis R. Trulson(1)(2) RR 1, Box 62 Ross, North Dakota 58776	48	Western Number 1	2002
Michael E. Warner(1)(2) RR 2, Box 119 Hillsboro, North Dakota 58045	50	East Central Number 5	2002

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

    Allyn K. Hart.  Mr. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier County area since 1961. He is a member of the board of directors of Cavalier County Job Development Authority. Mr. Hart received a Bachelor of Science from North Dakota State University.

    Roger A. Kenner.  Mr. Kenner has been a director of the Company since 1991. He is the chairman-elect of the American Simmental Association and a past president of the North Dakota Simmental Association. Mr. Kenner is currently chairman of Golden Plains Frozen Foods LLC. He is active in many economic development projects and has served on various other boards and committees. He has been a farmer and certified seed producer in the Leeds area since 1964. Mr. Kenner received a Bachelor of Science in Agricultural Economics from North Dakota State University in 1971.

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

Executive Officers

    The table below lists the principal officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position
Timothy J. Dodd	45	President and General Manager
Gary E. Mackintosh	48	Executive Vice President, Sales and Marketing
Thomas P. Friezen	41	Chief Financial Officer
Susan M. Clemens	39	Vice President, Human Resources and Administration
James D. Cochran	33	Vice President, Supply Chain
Radwan Ibrahim	56	Vice President, Quality Assurance
Eldon Buschbom	52	Vice President, Operations (Minnesota)
David E. Tressler	46	Vice President, Operations (NorthDakota)
Edward O. Irion	29	Vice President, Finance

    Timothy J. Dodd.  Mr. Dodd is the President and General Manager of the Company. Prior to joining the Company in December 1991, he had been the vice president of manufacturing of the American Italian Pasta Co., a durum milling and pasta production company located in Missouri, since 1988. He received a Bachelor of Science degree in milling science and management from Kansas State University.

    Gary E. Mackintosh.  Mr. Mackintosh has been Executive Vice President—Sales and Marketing since August 1, 1998. Mr. Mackintosh has served as Vice President—Sales from 1996 to 1998 and sales manager from 1991 to 1995. From 1988 to 1991 he was director of retail sales at American Italian Pasta Co. From 1978 to 1988 he was regional sales manager for The Prince Company, a pasta manufacturer. He received a bachelor of business in administration from The Barney School, University of Hartford, Connecticut.

    Thomas P. Friezen.  Mr. Friezen joined the Company in April 1995 as Vice President—Finance and became Chief Financial Officer in August 2000. From 1991 to 1995 he was the Accounting Supervisor at Arizona Electric Power Cooperative, an electricity generation and transmission company. Prior to that Mr. Friezen was the Accounting Manager at Williston Basin Interstate Pipeline, a natural gas transmission company. He received a Bachelor of Science in accounting from University of Mary, Bismarck, North Dakota and is a certified public accountant.

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

    James D. Cochran.  Mr. Cochran has been Vice President—Supply Chain since February 20, 1998. From 1997 to 1998, he was Vice President of New Business Development at Primo Piatto, Inc. Mr. Cochran held various positions with Borden Foods from 1990 to 1997, most recently as Materials Manager. Mr. Cochran has a Bachelor of Science degree in industrial management from Purdue University and a Master's degree in manufacturing systems from the University of St. Thomas, St. Paul, Minnesota.

    Radwan Ibrahim.  Mr. Ibrahim has been Vice President—Quality Assurance since February 20, 1998. From August 1997 to February 1998, he served as Chief Technical Officer and Vice President of Primo Piatto, Inc. Mr. Ibrahim also was Group Quality Control Manager at Borden Foods from 1992 to 1997. Mr. Ibrahim received a Bachelor of Science degree in food science and a master's degree in cereal technology from Alexandria University, Egypt and holds a Ph.D. degree in cereal chemistry from North Dakota State.

    Eldon F. Buschbom.  Mr. Buschbom has been Vice President—Operations (Minnesota facilities) since May 30, 2000. He joined Borden/Creamette in February 1996 as Engineering Manager. He served as Vice President of Engineering and Manufacturing Technology for Primo Piatto, Inc. from August 1997 to February 1998. Prior to joining the Company, Mr. Buschbom was Plant Manager for Steel Prep, Inc., and during the previous 14 years, held various engineering and manufacturing operations management positions with divisions of Pillsbury including American Beauty Pasta, Green Giant Frozen Vegetables, Totino's Pizza and the International Foods Division. He received a Bachelor of Science Degree in mechanical engineering from the University of Minnesota, IT.

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

    Edward O. Irion.  Mr. Irion joined the Company in December 1999 as Assistant Vice President—Planning and Control and became Vice President—Finance in August 2000. Prior to joining the Company, he spent six years with the regional accounting firm of Eide Bailly LLP in Fargo, North Dakota. He received a Bachelor of Science in accounting from Minnesota State University-Moorhead and is a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes the amount of compensation paid to the Company's President and General Manager and each of the Company's most highly compensated officers for services rendered to the Company during the fiscal year ended July 31, 2000 and the two prior fiscal years.

Summary Compensation Table

		Annual Compensation Awards			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options
Timothy J. Dodd President and General Manager	2000 1999 1998	$175,000 177,869 167,692	$102,785 94,221 56,561	$3,884 6,312 5,203	4,950 1,168 506
Gary E. Mackintosh Executive Vice President, Sales and Marketing	2000 1999 1998	160,962 152,756 133,462	35,253 26,517 16,531	4,266 5,903 2,882	924 620 338
Thomas P. Friezen Chief Financial Officer	2000 1999 1998	136,250 129,385 103,519	22,510 17,229 14,531	4,194 9,997 4,232	580 386 169
David E. Tressler Vice President, Operations (North Dakota)	2000 1999 1998	100,000 100,000 91,454	50,000 20,165 21,226	4,423 1,154 1,198	— — —
James D. Cochran Vice President, Supply Chain	2000 1999 1998	100,000 80,269 36,500	15,000 — —	6,023 6,349 1,225	— — —

(1)
Includes the Company's 401(k) matching contribution, excess life insurance and with respect to Mr. Dodd, Mr. Mackintosh and Mr. Friezen the taxable portion of reimbursable business expenses.

(2)
Mr. Cochran joined the Company in February 1998 in connection with the Primo acquisition.

    The following table sets forth certain information with respect to stock options granted to the named executive officers during the fiscal year ended July 31, 2000.

Option Grants In Fiscal Year 2000

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Preferred Shares Underlying Options Granted(2)	Percent of Total Options Granted
			Exercise Price ($/SH)	Expiration Date
Name					5%	10%
Timothy J. Dodd	833	13%	$180	8/01/2009	$94,296	$238,966
Timothy J. Dodd	4,117	64%	180	1/01/2010	466,049	1,181,059
Gary E. Mackintosh	417	6%	180	8/01/2009	47,205	119,626
Gary E. Mackintosh	507	8%	180	1/01/2010	57,392	145,445
Thomas P. Friezen	326	5%	180	8/01/2009	36,904	93,521
Thomas P. Friezen	254	4%	180	1/01/2010	28,753	72,866

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

(2)
The amounts shown do not include 1,688 preferred shares underlying options which were granted and rescinded within fiscal 2000.

    The following table summarizes the total number of options exercised in fiscal 2000 and held at the end of fiscal year 2000 by the named executive officers.

Aggregated Option Exercises In Fiscal Year 2000 And
Fiscal Year End Option Values

	Convertible Preferred Stock Acquired on Exercise		Number of Securities Underlying Unexercised Options at July 31, 2000
					Value of Unexercised In-the-Money Options at July 31, 2000(1)
		Value Realized(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Dodd	4,950	$—	—	—	$—	$—
Gary E. Mackintosh	1,882	28,740	—	—	—	—
Thomas P. Friezen	580	—	—	—	—	—

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

Compensation Committee Interlocks and Insider Participation

    The members of the Compensation Committee are John S. Dalrymple III, Eugene J. Nicholas and Curtis R. Trulson. None of these directors are or have been an officer or employee of the Company. During fiscal year 2000, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Since the Company is a cooperative with voting rights arising from ownership of a share of Membership Stock, each member has equal voting rights of one vote per member. In fiscal year 2000, three officers exercised options to acquire convertible preferred stock and then, meeting requirements of membership, converted the preferred stock into shares of the Company's equity stock. Including the issuance of those shares, no director or officer owns beneficially more than .60% of the Company's issued and outstanding Membership Stock; the directors and officers as a group beneficially own approximately 2.5% of the issued and outstanding Membership Stock. With regard to the Equity Stock, no director or officer owns beneficially more than 3.1% of the issued and outstanding shares. The directors and officers, as a group, beneficially own approximately 11.2% of the Company's issued and outstanding Equity Stock.

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

    On March 1, 1999, the Company recorded the conversion of its Series D convertible preferred stock into equity stock, and recorded the payment of $2,592,000 of the proceeds from the stock offering due the selling shareholders. Certain of these selling shareholders are officers of the Company. The following table sets forth the amounts paid to such officers:

Susan M. Clemens	$291,600
James D. Cochran	362,475
Radwan Ibrahim	349,800
Eldon F. Buschbom	244,148

    The above officers received preferred stock dividends with respect to their shares of Series D convertible preferred stock at a rate of 6% per annum. Such payments did not exceed $60,000 for any individual officer.

    The Company has advanced funds to certain officers to cover personal alternative minimum taxes generated as a result of these officers exercising qualified stock options. Interest on the advances is charged at six percent per annum. The advances must be repaid upon reversal of the personal alternative minimum tax effects. The following table sets forth the amounts due from these officers as of July 31, 2000:

Timothy J. Dodd	$76,658
Gary E. Mackintosh	80,113
Thomas P. Friezen	15,495

    Except for durum wheat sales and the above transactions noted, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

    Independent Auditor's Report

    Consolidated Balance Sheets as of July 31, 2000 and 1999

    Consolidated Statements of Operations for the years ended July 31, 2000, 1999 and 1998

    Consolidated Statements of Changes in Members' Investment for the years ended July 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows for the years ended July 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

Financial Statement Schedules

    All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Reports on Form 8-K

    None.

Exhibits

3.1	Certified Articles of Incorporation of Dakota Growers Pasta Company. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 1997.)
3.2	Bylaws of Dakota Growers Pasta Company. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 1997.)
4.1	Note Purchase Agreement dated July 15, 1998. (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 333-65071.)
10.1	Form of Growers Agreement between the Company and members of the Company. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 1997.)
10.2	Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.3	Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.4	Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)

10.5	Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.6	Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company dated May 1, 1997. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.) Confidential treatment has been granted with respect to portions of this Exhibit.
10.7	Loan Agreement dated November 9, 1999 between the Company and CoBank, ACB and related Promissory Notes. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2000.) Confidential treatment has been granted with respect to portions of this Exhibit.
10.8	Sample Broker Agreement between Dakota Growers Pasta Company and Sinco, Inc. dated May 1, 1995. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)
10.9	Agreement between Dakota Growers Pasta Company and JP Foodservice, Inc. dated March 7, 1997. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.) Confidential treatment has been granted with respect to portions of this Exhibit.
10.10	Consulting Agreement between Dakota Growers Pasta Company and Peninsula Trading Company, Inc. dated October 15, 1997. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.)
10.11	Incentive Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 1998.)*
21	Subsidiary of the registrant
Name of Subsidiary	Jurisdiction of Incorporation
Primo Piatto, Inc.	Minnesota
27	Financial Data Schedule.

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
Dated: October 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. DODD Timothy J. Dodd	General Manager (Principal Executive Officer)	October 30, 2000
/s/ THOMAS P. FRIEZEN Thomas P. Friezen	Chief Financial Officer (Principal Financial Officer)	October 30, 2000
/s/ EDWARD O. IRION Edward O. Irion	Vice-President—Finance (Principal Accounting Officer)	October 30, 2000
/s/ JOHN S. DALRYMPLE III John S. Dalrymple III	Director	October 30, 2000
/s/ JOHN D. RICE, JR. John D. Rice, Jr.	Director	October 30, 2000
/s/ CURT R. TRULSON Curt R. Trulson	Director	October 30, 2000

/s/ ALLYN K. HART Allyn K. Hart	Director	October 30, 2000
/s/ ROGER A. KENNER Roger A. Kenner	Director	October 30, 2000
/s/ JAMES F. LINK James F. Link	Director	October 30, 2000
/s/ EUGENE J. NICHOLAS Eugene J. Nicholas	Director	October 30, 2000
/s/ JEFFERY O. TOPP Jeffery O. Topp	Director	October 30, 2000
/s/ MICHAEL E. WARNER Michael E. Warner	Director	October 30, 2000

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I.
ITEM 1. BUSINESS
ITEM 2. PROPERTIES AND PROCESSING FACILITIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II. ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
FINANCIAL DATA (In thousands, except per share data and ratios)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF DAKOTA GROWERS PASTA COMPANY
INDEPENDENT AUDITOR'S REPORT
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES