Form 10-Q
period 2000-10-31
DAKOTA GROWERS PASTA CO
filed 2000-12-15
CIK 1004154

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's classes of common stock were 1,156 shares of membership stock, par value $125.00, and 11,253,121 of equity stock, par value $2.50, as of December 15, 2000.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	October 31, 2000	July 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,949	$1,725
Short-term investments (restricted)	1,974	1,974
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $428 and $348, respectively	11,835	12,890
Other receivables	597	593
Inventories	20,736	21,781
Prepaid expenses	1,489	1,603

Total current assets	39,580	40,566

PROPERTY AND EQUIPMENT
In service	110,275	110,021
Construction in process	2,991	2,560

	113,266	112,581
Less accumulated depreciation	(28,731)	(27,009)

Net property and equipment	84,535	85,572

INVESTMENT IN COOPERATIVE BANKS	2,037	2,037

OTHER ASSETS	3,307	3,682

	$129,459	$131,857

LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,734	$4,979
Accounts payable	6,180	4,104
Dividends payable	4,477	—
Accrued grower payments	1,178	1,287
Accrued liabilities	5,065	5,107

Total current liabilities	20,634	15,477
COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	49,733	51,626
DEFERRED INCOME TAXES	4,016	4,095

Total liabilities	74,383	71,198

REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, issued 700 and 733 shares, respectively	70	73
Series B, 2% non-cumulative, $100 par value, issued 525 shares	53	53

Total preferred stock	123	126

MEMBERS' INVESTMENT
Convertible preferred stock Series C, 6% non-cumulative, $100 par value, issued 924 shares	92	92
Membership stock, $125 par value, issued 1,156 and 1,158 shares, respectively	145	145
Equity stock, $2.50 par value, issued 11,253,121 shares	28,133	28,133
Additional paid-in capital	22,876	22,876
Accumulated allocated earnings	4,596	1,931
Accumulated unallocated earnings (deficit)	(889)	7,356

Total members' investment	54,953	60,533

Total liabilities and members' investment	$129,459	$131,857

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended October 31,
	2000	1999
Net revenues (net of discounts and allowances of $4,864 and $5,514, respectively)	$33,283	$35,565
Cost of product sold	30,803	28,785

Gross proceeds	2,480	6,780
Marketing, general and administrative expenses	2,747	2,729

Operating proceeds (loss)	(267)	4,051
Other income (expense)
Interest and other income	139	192
Interest expense, net	(1,053)	(1,199)

Income (loss) before income taxes	(1,181)	3,044
Income tax benefit	79	—

Net income (loss) from patronage and non-patronage business	(1,102)	3,044
Dividends on preferred stock	12	1

Net earnings (loss) from patronage and non-patronage business available for members	$(1,114)	$3,043

Average equity shares outstanding	11,253	11,097
Net earnings (loss) from patronage and non-patronage business per average equity share outstanding
Basic	$(0.10)	$0.27

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	Three Months Ended October 31,
	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(1,102)	$3,044
Add (deduct) non-cash items
Depreciation and amortization	2,211	2,339
Non-cash portion of patronage dividends	—	(40)
Deferred income taxes	(79)	—
Changes in assets and liabilities
Trade receivables	1,055	205
Other receivables	(4)	(457)
Inventories	1,045	504
Prepaid expenses	72	441
Other assets	1	(674)
Accounts payable	2,076	(43)
Grower payables	(109)	(41)
Other accrued liabilities	(42)	186

NET CASH FROM OPERATING ACTIVITIES	5,124	5,464

INVESTING ACTIVITIES
Purchases of property and equipment	(685)	(2,437)
Receipts on note receivable	—	1,884
Payments for package design costs	(73)	(133)

NET CASH USED IN INVESTING ACTIVITIES	(758)	(686)

FINANCING ACTIVITIES
Net change in short-term debt	(1,875)	—
Payments on long-term debt	(1,263)	(1,222)
Preferred stock retirements	(3)	—
Dividends paid on preferred stock	(1)	—
Memberships issued, net	—	2

NET CASH USED IN FINANCING ACTIVITIES	(3,142)	(1,220)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,224	3,558
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,725	3,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,949	$6,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$1,539	$676

Income taxes	$2	$475

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Declaration of patronage distribution	$4,466	$5,787
Declaration of dividends on equity stock	—	1,110
Declaration of dividends on preferred stock	11	1

	$4,477	$6,898

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2000 as filed in the Company's Form 10-K.

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

NOTE 2—BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein as of October 31, 2000 and for the three months ended October 31, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended July 31, 2000. The information contained in the balance sheet as of July 31, 2000 was derived from the Company's audited annual report for fiscal 2000. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

    The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3—INVENTORIES

    Inventories are valued at lower of cost or market. Inventories as of October 31, 2000 include raw materials of $4,053,000 and finished goods of $16,683,000. Inventories at July 31, 2000 include raw materials of $5,329,000 and finished goods of $16,452,000.

NOTE 4—LOAN AGREEMENT

    The Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio set forth in the original note agreement with institutional investors. The Company obtained a waiver as of October 31, 2000 for this event along with an amendment to the original note agreement. The amendment requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 3.50 to 1 for the period from August 1, 2000 to October 31, 2000, 3.40 to 1 for the period from November 1, 2000 to January 31, 2001, and 3.00 to 1 at all times thereafter, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period.

NOTE 5—INCOME TAXES

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

    The Company has recorded an income tax benefit of $79,000 for the three months ending October 31, 2000 resulting from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

NOTE 6—PATRONAGE BUSINESS

    The Company's business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of spring wheat flour purchased from non-members and blended with other flours, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income, rental income from Company assets and any income taxes assessed on non-member business. For the three months ended October 31, 2000, the net loss allocable to patronage business totaled $913,000. This compares to $3,153,000 of net earnings allocable to patronage business for the three months ended October 31, 1999.

NOTE 7—EARNINGS (LOSS) PER SHARE

    The Company allocates its earnings (loss) and patronage distributions based on patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). For presentation purposes, it has calculated basic net earnings (loss) per share by dividing earnings (loss) from patronage and non-patronage business available for members (net income (loss) less preferred dividends) by the weighted average number of equity shares effective and outstanding during the period.

    The Company had convertible preferred stock and stock options for convertible preferred stock outstanding during the periods presented. Fully diluted earnings (loss) per share are calculated for the assumed conversion of these dilutive securities. As the Company's stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense. Fully diluted earnings (loss) per share are not presented, as the dilutive effect of outstanding convertible preferred stock and stock options is not material for the periods presented.

NOTE 8—DIVIDENDS

    The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000. The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000.

In taking these actions, the Board of Director rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company's Form 10-K for the year ended July 31, 2000.

NOTE 9—COMMITMENTS

    The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $1,632,000 at October 31, 2000.

    The Company has pledged $500,000 to The Culinary Institute of America. Dakota Growers is the benefactor of the Marketplace/Lounge in the Colavita Center for Italian Food and Wine. The pledge is to be paid in quarterly installments of $25,000 beginning in October 2000 and continuing over the next five years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    The following discussion contains forward-looking statements. Such statements are based on assumptions by the Company's management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company's 2000 Form 10-K under "Risk Factors", that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

    Dakota Growers incurred a net loss of $1.1 million for the quarter ended October 31, 2000, down considerably from net earnings of $3.0 million for the corresponding period of the prior year. The net loss resulted from lower sales volumes and competitive pricing within the dry pasta industry combined with increasing raw material, freight, and utility costs. The Company is projecting a net loss for the second quarter of fiscal 2001 as well.

    The Cooperative is attempting to increase prices to cover higher input costs while continuing to explore cost reduction opportunities. With excess capacity available in the pasta industry, the Company has encountered some resistance to the increases, and has been unable to implement price increases to fully cover higher costs on a timely basis. There have also been instances whereby a major competitor has offered pricing below the Cooperative's current cost of production.

    The Company is unable to predict with certainty the impacts of durum prices and market conditions for the latter portions of fiscal 2001; however, the Company does anticipate the impact of price increases it is able to achieve, along with volume roll outs to new customers and implementation of cost reduction projects, to return the Cooperative to profitability during the third quarter of fiscal 2001.

Results of Operations

Comparison of the Three Months Ended October 31, 2000 and 1999

    Net Revenues.  Total net revenues decreased $2.3 million, or 6.4%, to $33.3 million for the quarter ended October 31, 2000. The decrease was due to lower average sales prices as well as lower sales volumes. Average sales price per pound of pasta declined by 4.3% due to highly competitive pricing within the pasta industry. Pasta sales volumes declined by 2.3%.

    Revenues from the retail segment decreased by 2.5% while retail volumes increased 7.0%. Foodservice revenues decreased by 10.3%, reflecting lower pricing, while a 6.9% increase in sales volumes resulted from expansions and acquisitions made by several of the Company's current customers. Ingredient revenues decreased by 14.9% as sales volumes declined 12.0%.

    The Company markets semolina production in excess of its own requirements as well as by-products of durum milling. Revenues from semolina sales dropped by 45.8% due primarily to a volume decline. Revenues from by-product sales were relatively stable with a slight increase in flour volume.

    Cost of Product Sold.  Cost of product sold increased 7.0% to $30.8 million. The $2.0 million increase resulted mainly from increases in raw material costs, packaging costs and, to a lesser degree, freight and utility costs. Gross margin as a percentage of net revenues decreased from 19.1% to 7.5% as a result of these factors combined with lower average sales prices.

    Marketing, General, and Administrative ("MG&A") Expenses.  MG&A expenses remained essentially unchanged, increasing by 0.7%. MG&A expenses as a percentage of net revenues increased slightly from 7.7% to 8.3%.

    Interest Expense.  Interest expense decreased $146,000 as a result of a decrease in average outstanding debt.

    Income Taxes.  The Company has recorded an income tax benefit of $79,000 for the quarter ended October 31, 2000 relating to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

    Net Income.  Net income decreased by $4.2 million mainly due to the decreases in sales volumes and prices combined with increases in input costs noted above.

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

    The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company has a seasonal line of credit for $15.0 million with CoBank, ACB ("the Bank"). There was no balance outstanding on the line of credit as of October 31, 2000. Cash, receivables and inventories secure borrowings against the line of credit.

    The Company's long-term financing is provided through various secured term loans and secured notes. Variable interest rates on term and seasonal loans are based on the lender's cost of funds, and are subject to an adjustment (increase or decrease) depending on the Company's financial condition.

    The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio set forth in the original note agreement with institutional investors. The Company obtained a waiver as of October 31, 2000 for this event along with an amendment to the original note agreement. The amendment requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 3.50 to 1 for the period from August 1, 2000 to October 31, 2000, 3.40 to 1 for the period from November 1, 2000 to January 31, 2001, and 3.00 to 1 at all times thereafter, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period. The Company is uncertain at this time if it will be in compliance with the amended ratio as of January 31, 2001 or April 30, 2001.

    Operations generated $5.1 million of net cash flow for the three months ended October 31, 2000 compared to $5.5 million for the three months ended October 31, 1999. The decrease in net cash provided by operations is primarily due to a decrease in net income offset by decreases in trade receivables and inventories and an increase in accounts payable for the corresponding periods.

    Net cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment. Net cash used in financing activities totaled $0.8 million and $0.7 million for the three months ended October 31, 2000 and 1999, respectively. A majority of the Company's technology assets are placed under lease agreements, which allows the Company to stay relatively current with changing technologies.

    Net cash used in financing activities totaled $3.1 million and $1.2 million for the three months ended October 31, 2000 and 1999, respectively. Substantially all of these amounts related to debt payments. The

Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000. The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000. In taking these actions, the Board of Director rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company's Form 10-K for the year ended July 31, 2000.

    The Company has current commitments for $1.6 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total $3.5 million in fiscal year 2001. These expenditures are primarily for pasta line upgrades and cost reduction projects. Commitments for monthly operating lease payments for technology and other assets total $1.3 million, of which $0.7 million is due within one year. The Company has pledged $500,000 to The Culinary Institute of America. Dakota Growers is the benefactor of the Marketplace/Lounge in the Colavita Center for Italian Food and Wine. The pledge is to be paid in quarterly installments of $25,000 beginning in October 2000 and continuing over the next five years.

    Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company's expected capital and liquidity requirements for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, commodity prices, exchange rates, equity prices, and other market changes. Market risk is attributed to all market-risk sensitive financial instruments, including long-term debt.

    The Company does not believe it is subject to any material market risk exposure with respect to interest rates, commodity prices, exchange rates, equity prices, or other market changes that would require disclosure under this item.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

4.1	Waiver and First Amendment to Note Purchase Agreements dated November 28, 2000.
27	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY
By:	/s/ TIMOTHY J. DODD Timothy J. Dodd PRESIDENT AND GENERAL MANAGER, AND PRINCIPAL EXECUTIVE OFFICER
Dated: December 15, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. DODD Timothy J. Dodd	General Manager (Principal Executive Officer)	December 15, 2000
/s/ THOMAS P. FRIEZEN Thomas P. Friezen	Chief Financial Officer (Principal Financial Officer)	December 15, 2000
/s/ EDWARD O. IRION Edward O. Irion	Vice President—Finance (Principal Accounting Officer)	December 15, 2000

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DAKOTA GROWERS PASTA COMPANY CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Information)
DAKOTA GROWERS PASTA COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts) (Unaudited)
DAKOTA GROWERS PASTA COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
DAKOTA GROWERS PASTA COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Forward-Looking Statements
  Summary
  Results of Operations
  Liquidity and Capital Resources
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
  Reports on Form 8-K
SIGNATURES