Form 10-Q
period 2001-01-31
DAKOTA GROWERS PASTA CO
filed 2001-03-19
CIK 1004154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/ X /	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2001
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-99834

DAKOTA GROWERS PASTA COMPANY
(Exact name of registrant as specified in its charter)

North Dakota	45-0423511
(State of incorporation)	(IRS Employer Identification No.)

One Pasta Avenue, P.O. Box 21, Carrington, ND 58421-0021
(Address of principal executive offices including zip code)

(701) 652-2855
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  Yes / X /  No /    /

          The number of shares outstanding of the Registrant's classes of common stock were 1,157 shares of membership stock, par value $125.00, and 11,253,121 of equity stock, par value $2.50, as of March 16, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$1,725

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $488 and $348, respectively	11,765	12,890
Other receivables	463	593

Inventories	24,355	21,781

Prepaid expenses	1,309	1,603

Total current assets	39,866	40,566

PROPERTY AND EQUIPMENT
In service	110,649	110,021
Construction in process	4,344	2,560
	114,993	112,581
Less accumulated depreciation	(30,447)	(27,009)

Net property and equipment	84,546	85,572

INVESTMENT IN COOPERATIVE BANKS	2,037	2,037

OTHER ASSETS	8,045	3,682
	$134,494	$131,857
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$15,889	$4,979
Excess outstanding checks over cash on deposit	1,459	-
Accounts payable	4,245	4,104
Accrued grower payments	1,157	1,287
Accrued liabilities	5,604	5,107

Total current liabilities	28,354	15,477

COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	48,914	51,626
DEFERRED INCOME TAXES	3,936	4,095

Total liabilities	81,204	71,198

REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, issued 667 and 733 shares, respectively	67	73
Series B, 2% non-cumulative, $100 par value, issued 525 shares	53	53

Total preferred stock	120	126

MEMBERS' INVESTMENT
Convertible preferred stock Series C, 6% non-cumulative, $100 par value, issued 924 shares	92	92
Membership stock, $125 par value, issued 1,157 and 1,158 shares, respectively	145	145
Equity stock, $2.50 par value, issued 11,253,121 shares	28,133	28,133
Additional paid-in capital	22,876	22,876
Accumulated allocated earnings	4,596	1,931
Accumulated unallocated earnings (deficit)	(2,672)	7,356

Total members' investment	53,170	60,533

Total liabilities and members' investment	$134,494	$131,857

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	January 31,
	2001	2000
Net revenues (net of discounts and allowancesof $4,537 and $4,558, respectively)	$31,632	$33,969

Cost of product sold	30,010	28,886

Gross proceeds	1,622	5,083

Marketing, general and administrative expenses	2,469	2,655

Operating proceeds (loss)	(847)	2,428

Other income (expense)
Interest and other income	46	157
Gain on sale of property and equipment	-	9
Interest expense, net	(1,062)	(1,253)

Income (loss) before income taxes	(1,863)	1,341

Income tax benefit	80	500

Net income (loss) from patronage and non-patronage business	(1,783)	1,841
Dividends on preferred stock	1	-

Net earnings (loss) from patronage and non-patronage business available for members	$(1,784)	$1,841

Average equity shares outstanding	11,253	11,136

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding

Basic	$(0.16)	$0.17

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended
	January 31,
	2001	2000

Net revenues (net of discounts and allowances of $9,401 and $9,580, respectively)	$64,915	$69,664

Cost of product sold	60,957	58,147

Gross proceeds	3,958	11,517

Marketing, general and administrative expenses	5,071	5,038

Operating proceeds (loss)	(1,113)	6,479

Other income (expense)
Interest and other income	185	282
Gain on sale of property and equipment	-	9
Interest expense, net	(2,115)	(2,385)

Income (loss) before income taxes	(3,043)	4,385

Income tax benefit	159	500

Net income (loss) from patronage and non-patronage business	(2,884)	4,885
Dividends on preferred stock	13	1

Net earnings (loss) from patronage and non-patronage business available for members	$(2,897)	$4,884

Average equity shares outstanding	11,253	11,117

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding

Basic	$(0.26)	$0.44

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	Six Months Ended
	January 31,
	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$(2,884)	$4,885
Add (deduct) non-cash items
Depreciation and amortization	4,403	4,555
Non-cash portion of patronage dividends	-	18
Cooperative bank stock valuation adjustment	-	80
Gain on sale of property and equipment	-	(9)
Deferred income taxes	(159)	(157)
Changes in assets and liabilities
Trade receivables	1,125	2,085
Other receivables	130	197
Inventories	(2,574)	(3,968)
Prepaid expenses	178	488
Other assets	2	(232)
Accounts payable	141	(471)
Excess outstanding checks over cash deposits	1,459	-
Growers payables	(130)	(294)
Other accrued liabilities	497	(1,030)

NET CASH FROM OPERATING ACTIVITIES	2,188	6,147

INVESTING ACTIVITIES
Purchases of property and equipment	(2,415)	(3,794)
Proceeds from sale of property and equipment	-	62
Receipts on note receivable	-	1,884
Net purchase of short-term investments	-	(299)
Payments for long-term prepaid marketing costs	(5,038)	(463)
Payments for package design costs	(173)	(294)

NET CASH USED IN INVESTING ACTIVITIES	(7,626)	(2,904)

FINANCING ACTIVITIES
Net change in short-term debt	12,525	6,875
Payments on long-term debt	(4,327)	(6,813)
Preferred stock issued	-	58
Preferred stock retirements	(6)	-
Dividends paid on preferred stock	(13)	(1)
Memberships retired, net	-	(1)
Options exercised	-	1,306
Patronage distributions	(4,466)	(7,358)

NET CASH FROM (USED IN) FINANCING ACTIVITIES	3,713	(5,934)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,725)	(2,691)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,725	3,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$1,056	$1,378

Income taxes	$4	$534

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2000 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company (“Dakota Growers”, "the Company" or "the Cooperative") is organized as a farmers' cooperative for purposes of manufacturing food for human consumption from durum and other grain products. Net proceeds are allocated to patrons who are members on the basis of their participation in the Cooperative.

The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein as of January 31, 2001 and for the three and six month periods ended January 31, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2000. The information contained in the balance sheet as of July 31, 2000 was derived from the Company’s audited annual report for fiscal 2000. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2001 include raw materials of $6,819,000 and finished goods of $17,536,000. Inventories at July 31, 2000 include raw materials of $5,329,000 and finished goods of $16,452,000.

NOTE 4 – OTHER ASSETS

Other assets as of January 31, 2001 and July 31, 2000 consisted of the following:

	January 31,	July 31,
	2001	2000

Package design costs - net	$1,328	$1,453
Prepaid marketing costs	6,484	1,979
Debt issuance costs	167	182
Other	66	68

	$8,045	$3,682

NOTE 5 – LOAN AGREEMENTS

In December 2000, the Company renewed its $15 million seasonal line of credit with CoBank. The available credit on the seasonal line was increased to $19 million in January 2001. The seasonal loan has a variable interest rate and matures on December 31, 2001. It is secured by property, equipment, and current assets of the Company. The balance outstanding on the line of credit totaled $14,400,000 as of January 31, 2001.

As of January 31, 2001, the Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio set forth in the amended note agreement with institutional investors. The amended note agreement requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 3.40 to 1 for the period from November 1, 2000 to January 31, 2001, and 3.00 to 1 at all times thereafter, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period.

The Company has had discussions with its lenders regarding the covenant noncompliance situation and is negotiating to resolve the issue.

NOTE 6 – INCOME TAXES

The Company is a non-exempt cooperative as defined by Section 1381(a)(2) of the Internal Revenue Code (“Code”). Accordingly, net margins from business transacted with its member patrons which are allocated, qualified, and paid as prescribed in Section 1382 of the Code will be taxable to the members and not to the Company. Net margins and member allocations are determined on the basis of accounting used for financial reporting purposes. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income tax rates. Cooperative organizations have 8 ½ months after their fiscal year end to make such allocations in the form of written notices of allocation or cash.

The Company has recorded an income tax benefit of $80,000 for the three months ending January 31, 2001 and $159,000 for the six months ending January 31, 2001 resulting from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.  An income tax benefit of $500,000 was recorded for the three months ending January 31, 2000. The benefit related to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000.

NOTE 7 – PATRONAGE BUSINESS

The Company’s business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income, rental income from Company assets and any income taxes assessed on non-member business.  For the six months ended January 31, 2001, the net loss allocable to patronage business totaled $2,720,000.This compares to $4,979,000 of net earnings allocable to patronage business for the six months ended January 31, 2000.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

The Company had convertible preferred stock and stock options for convertible preferred stock outstanding during the periods presented. Fully diluted earnings (loss) per share are calculated for the assumed conversion of these dilutive securities. As the Company’s stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense. Fully diluted earnings (loss) per share are not presented, as the dilutive effect of outstanding convertible preferred stock and stock options is not material for the periods presented.

NOTE 9 – DIVIDENDS

The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000.  The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000. In taking these actions, the Board of Director rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company’s Form 10-K for the year ended July 31, 2000.

NOTE 10 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $3,436,000 at January 31, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s 2000 Form 10-K under "Risk Factors", that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

Dakota Growers incurred a net loss of $2.9 million for the six months ended January 31, 2001, down considerably from net earnings of $4.9 million for the corresponding period of the prior year. The net loss resulted from lower sales volumes and competitive pricing within the dry pasta industry combined with increased raw material, freight, and utility costs.

The Company has increased prices, where possible, to cover higher input costs while continuing to explore cost reduction opportunities. With excess capacity available in the pasta industry, the Company has been unable to fully implement price increases to cover higher costs on a timely basis. There have also been instances whereby a major competitor has offered pricing below the Cooperative’s current cost of production, which has resulted in the loss of customers in certain instances. Although the Company has experienced adverse operating results due to industry overcapacity and competitive pricing, a favorable development occurred in late February 2001 when the Company began shipping to a significant new retail customer. Annualized volumes relating to this customer are expected to exceed 25 million pounds.

The lasagna line installed at the New Hope, Minnesota plant became operational in February 2001. This, combined with the closure of the Minneapolis, Minnesota production facility in February 2001, is expected to significantly reduce lasagna production costs. The Company is continuing its attempt to reduce freight costs through rail freight programs.

Results of Operations

Comparison of the Three Months Ended January 31, 2001 and 2000

Net Revenues. Total net revenues decreased $2.3 million, or 6.9%, to $31.6 million for the quarter ended January 31, 2000. The decrease was due to lower average sales prices as well as lower sales volumes. Net pasta revenues declined by 4.4% due to competitive pricing within the pasta industry and a volume decline of 3.2%.

Revenues from the retail segment, including co-pack operations, decreased by 6.3%. Retail volumes decreased 2.6%. Foodservice revenues increased by 13.0%, mainly due to volume growth of 10.0% resulting from increased product demand due to expansions and acquisitions made by the Company’s current customers. Ingredient revenues decreased by 18.9% mainly due to a volume decline of 18.8%.

The Company markets semolina production in excess of its own requirements as well as by-products of durum milling. Revenues from semolina and by-product sales were relatively stable.

Cost of Product Sold. Cost of product sold increased 3.9% to $30.0 million. The $1.1 million increase resulted mainly from higher input costs including raw materials, packaging, freight and utilities. Gross margin as a percentage of net revenues decreased from 15.0% to 5.1% as a result of these factors combined with lower average sales prices.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $186,000, or 7%, from last year. MG&A as a percentage of net revenues remained steady at 7.8% in each year.

Interest Expense. Interest expense decreased by $191,000 mainly due to an adjustment of the Company’s estimated patronage refund and a write down in the value of its investment in CoBank totaling $184,000 being recognized during the three months ended January 31, 2000.

Income Taxes. The Company has recorded an income tax benefit of $80,000 for the quarter ended January 31, 2001 relating to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.  The Company recorded an income tax benefit of $500,000 for the three months ending January 31, 2000 relating to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000.

Net Income. Net income decreased by $3.6 million mainly due to the decreases in sales volumes and prices combined with increases in input costs noted above.

Comparison of the Six Months Ended January 31, 2001 and 2000

Net Revenues. Net revenues decreased $4.7 million, or 6.8%. The decrease resulted from a decline in pasta sales volumes combined with lower average selling prices. The average sales price per pound of pasta declined by 3.0% due to highly competitive pricing within the pasta industry. Pasta sales volumes declined by 2.7%.

Revenues from the retail segment, including co-pack operations, decreased by 7.2%, with per unit selling prices down 5.7%. Retail volumes were down 1.6%. Foodservice revenues increased by 7.8%, mainly due to volume growth of 5.7% in large part due to expansions by the Company’s current customer base. Ingredient revenues decreased by 16.5% primarily from volume declines of 15.3%.

Revenues from by-product sales were comparable to the prior year on relatively steady volumes and per unit prices.

Cost of Product Sold. Cost of product sold for the six months ended January 31, 2001 totaled $61.0 million, an increase of 4.8%. The $2.8 million increase resulted mainly from higher input costs including raw materials, packaging, freight and utilities. Gross margin as a percentage of net revenues decreased from 16.5% to 6.1% resulting from higher input costs combined with lower per unit selling prices.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses were essentially unchanged, increasing $33,000, or 0.7% from the prior year.

Interest Expense. Interest expense decreased by $270,000, mainly due to an adjustment of the Company’s estimated patronage refund and a write down in the value of its investment in CoBank totaling $184,000 being recognized during the six months ended January 31, 2000. The remainder of the decrease resulted from lower average outstanding debt levels.

Income Taxes. The Company has recorded an income tax benefit of $159,000 for the six months ended January 31, 2001 relating to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.  The Company recorded an income tax benefit of $500,000 for the six months ending January 31, 2000 relating to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000.

Net Income. Net income decreased by $7.8 million mainly due to the decreases in sales volumes and per unit selling prices combined with the increases in input costs noted above.

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

The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company renewed its seasonal line of credit for $15 million with CoBank (“the Bank”) in December 2000. The available credit on the seasonal line was increased to $19 million in January 2001. The balance outstanding on the line of credit totaled $14,400,000 as of January 31, 2001. Property, equipment, and current assets of the Company secure borrowings against the line of credit.

The Company’s long-term financing is provided through various secured term loans and secured notes from both the Bank and certain institutional investors. Variable interest rates on term and seasonal loans are based on the lender’s cost of funds, and are subject to an adjustment (increase or decrease) depending on the Company’s financial condition. The CoBank loan agreement, which covers the seasonal line of credit and various term loans, was renewed in December 2000.

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. As of January 31, 2001, the Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio set forth in the amended note agreement with institutional investors. The amended note agreement requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 3.40 to 1 for the period from November 1, 2000 to January 31, 2001, and 3.00 to 1 at all times thereafter, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period. The Company does not expect to be in compliance with the amended ratio as of April 30, 2001 or July 31, 2001. The Company has had discussions with its lenders regarding the covenant noncompliance situation and is negotiating to resolve the issue.

Operations generated $2.2 million of net cash flow for the six months ended January 31, 2001, down from the $6.1 million generated for the corresponding period of the prior year. The decrease in net cash provided by operations is primarily due to a decrease in net income offset by lower working capital requirements for the corresponding periods.

Net cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment and payments made under long-term marketing agreements. Net cash used in financing activities totaled $7.6 million and $2.9 million for the six months ended January 31, 2001 and 2000, respectively. A majority of the pasta equipment expenditures for the six months ended January 31, 2001 related to the installation of a lasagna line at the New Hope, Minnesota plant. The lasagna line was completed and became operational in February 2001.  Many of the Company’s technology assets are placed under lease agreements, which allow the Company to stay relatively current with changing technologies.

Net cash from financing activities totaled $3.7 million for the six months ended January 31, 2001, mainly from borrowings on the seasonal line of credit offset by payments for long-term debt service and patronage distributions. The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000.  The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000. In taking these actions, the Board of Director rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company’s Form 10-K for the year ended July 31, 2000. Net cash used in financing activities of $5.9 million for the six months ended January 31, 2000 primarily resulted from patronage distributions offset by amounts received upon the exercise of stock options.

The Company has current commitments for $3.4 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total $3.5 million in fiscal year 2001. These expenditures are primarily for pasta line upgrades and cost reduction projects. Commitments for monthly operating lease payments for technology and other assets total $1.1 million, of which $0.7 million is due within one year.

Since January 31, 2001 net cash provided by operating activities and the Company’s available line of credit have been sufficient to meet its capital and liquidity requirements. Management believes those resources will be sufficient to meet capital and liquidity requirements for the foreseeable future.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Mr. Jeffrey O. Topp, Mr. Eugene J. Nicholas, and Mr. Roger A. Kenner were reelected to their positions as members of the Company’s Board of Directors at Annual District Meetings held in December 2000.

The terms of office of the remaining members of the Board of Directors continue for the terms for which they were elected in prior years as follows: Mr. Allyn K. Hart, Mr. Michael E. Warner, and Mr. Curtis R. Trulson – one year remaining; Mr. John S. Dalrymple III, Mr. James F. Link, and Mr. John D. Rice Jr. – two years remaining.

The Company’s Annual Members’ Meeting was held January 6, 2001. At this meeting the members approved, by a vote of 253 in favor and 215 opposed, amendments to the Company’s Articles of Association, By-laws, and Growers Agreement. The restated Articles of Association, By-laws, and Growers Agreement are filed as Exhibits 3.1, 3.2, and 10.5, respectively, with this Form 10-Q. The Company proposed the amendments of the various documents as a result of management’s belief that the Company may, in the course of its operations, have business reasons for accepting membership in the cooperative and deliveries of durum wheat from (i) agricultural producers who are not residents of the United States or (ii) from associations or cooperatives of durum wheat producers. Prior to the amendments adopted at the Annual Members’ Meeting, the Company’s Articles of Association and Bylaws indicated that only producers of agricultural products may become members in the Company and that only durum wheat produced in the United States could be used by the Company in its operations. The amendments to the Company’s governing documents were presented for adoption by the Company’s members to explicitly permit membership in the Company by (i) agricultural producers who are not residents of the United States and (ii) associations or cooperatives of agricultural producers. A summary of the impact of the approved changes is as follows:

1.	Allows non-United States entities or individuals, as well associations of agricultural producers, to own membership stock. In the case of associations, requires the ownership of one share of membership stock ($125 par value) for each voting right held.

2.	Allows associations of agricultural producers to apply to become members.
3.	Terminates the membership of an association of agricultural producers if such association ceases to be an association of agricultural producers.
4.	Establishes a formula to determine the maximum votes an association of agricultural producers may be granted.
5.	Changes voting decisions from a majority of members to a majority of votes cast, reflecting that an association member may have multiple membership stock and voting rights. Also requires an association to have individual producers represent each of its votes (rather than one casting all of its votes) and vote in person.

6.	Allows the Board of Directors to be expanded from 9 to 11 members, to allow for two representatives from associations of agricultural producers, as authorized by the Board of Directors.
7.	Allows an association of agricultural producers to choose its board representative and to fill vacancies.
8.	Allows an association of agricultural producers to establish its own rules for removing its board representative for cause.
9.	Allows the Growers Agreement contract to be extended to associations of agricultural producers.
10.	requires that an association of agricultural producers warrants that its members are agricultural producers, that its members will provide the committed bushels of durum or, if its members cannot deliver such bushels, that they will obtain them from other sources at their cost.

11.	Removes the requirement that durum delivered to the Company be grown in the United States.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1	Restated Articles of Association of Dakota Growers Pasta Company.
3.2	Restated By-laws of Dakota Growers Pasta Company.
*10.1	Loan Agreement in the aggregate amount of $37,975,000 dated December 5, 2000 between the Company and CoBank and related Promissory Notes.
10.2	Amendment to Loan Agreement dated January 3, 2001 between the Company and CoBank and related Promissory Note.
*10.3	Distribution and Marketing Alliance Agreement between the Company and Gruppo Euricom dated August 15, 2000.
*10.4	Five-Year Contract Extension between the Company and U.S. Foodservice dated December 28, 2000.
10.5	Form of Growers Agreement between the Company and members of the Company.

* - Portions of this exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY

By: /s/ Timothy J. Dodd
Timothy J. Dodd,
PRESIDENT AND GENERAL MANAGER,
AND PRINCIPAL EXECUTIVE OFFICER

Dated: March 16, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	General Manager (Principal Executive Officer)
Timothy J. Dodd		March 16, 2001

/s/ Thomas P. Friezen	Chief Financial Officer (Principal Financial Officer)
Thomas P. Friezen		March 16, 2001

/s/ Edward O. Irion	Vice President - Finance (Principal Accounting Officer)
Edward O. Irion		March 16, 2001