Form 10-Q
period 2001-04-30
DAKOTA GROWERS PASTA CO
filed 2001-06-14
CIK 1004154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended April 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

Commission File No. 33-99834

DAKOTA GROWERS PASTA COMPANY
(Exact name of registrant as specified in its charter)

North Dakota	45-0423511
(State of incorporation)	(IRS Employer Identification No.)

One Pasta Avenue, P.O. Box 21, Carrington, ND 58421-0021
(Address of principal executive offices including zip code)

(701) 652-2855
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

             The number of shares outstanding of the Registrant’s classes of common stock were 1,157 shares of membership stock, par value $125.00, and 11,253,121 of equity stock, par value $2.50, as of June 14, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	(Unaudited) April 30, 2001	July 31, 2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$1,725

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $548 and $348, respectively	12,600	12,890

Other receivables	626	593

Inventories	22,409	21,781

Prepaid expenses	1,328	1,603

Total current assets	38,937	40,566

PROPERTY AND EQUIPMENT
In service	115,933	110,021
Construction in process	531	2,560
	116,464	112,581
Less accumulated depreciation	(32,222)	(27,009)
Net property and equipment	84,242	85,572

INVESTMENT IN COOPERATIVE BANKS	2,211	2,037

OTHER ASSETS	7,816	3,682
	$133,206	$131,857

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	(Unaudited) April 30, 2001	July 31, 2000
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$15,998	$4,979
Excess outstanding checks over cash on deposit	1,906	0
Accounts payable	5,516	4,104
Accrued grower payments	298	1,287
Accrued liabilities	4,999	5,107
Total current liabilities	28,717	15,477
COMMITMENTS AND CONTINGENCIES
LONG-TERM DEBT, net of current portion	48,360	51,626
DEFERRED INCOME TAXES	3,856	4,095
Total liabilities	80,933	71,198
REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, issued 633 and 733 shares, respectively	63	73
Series B, 2% non-cumulative, $100 par value, issued 525 shares	53	53
Total preferred stock	116	126
MEMBERS’ INVESTMENT
Convertible preferred stock Series C, 6% non-cumulative, $100 par value, issued 924 shares	92	92
Membership stock, $125 par value, issued 1,157 and 1,158 shares, respectively	145	145
Equity stock, $2.50 par value, issued 11,253,121 shares	28,133	28,133
Additional paid-in capital	22,876	22,876
Accumulated allocated earnings	4,596	1,931
Accumulated unallocated earnings (deficit)	(3,685)	7,356
Total members’ investment	52,157	60,533
Total liabilities and members’ investment	$133,206	$131,857
See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended April 30,
	2001	2000
Net revenues (net of discounts and allowances of $4,072 and $3,927, respectively)	$34,100	$35,209
Cost of product sold	32,122	30,185
Gross proceeds	1,978	5,024
Marketing, general and administrative expenses	2,258	2,827
Operating proceeds (loss)	(280)	2,197
Other income (expense)
Interest and other income	89	109
Loss on sale of property and equipment	-	(45)
Interest expense, net	(901)	(1,067)
Income (loss) before income taxes	(1,092)	1,194
Income tax benefit	80	742
Net income (loss) from patronage and non-patronage business	(1,012)	1,936
Dividends on preferred stock	1	1
Net earnings (loss) from patronage and non-patronage business available for members	$(1,013)	$1,935
Average equity shares outstanding	11,253	11,183
Net earnings (loss) from patronage and non-patronagebusiness per average equity share outstanding
Basic	$(0.09)	$0.17

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended April 30,
	2001	2000
Net revenues (net of discounts and allowances of $13,473 and $13,507, respectively)	$99,015	$104,873
Cost of product sold	93,079	88,416
Gross proceeds	5,936	16,457
Marketing, general and administrative expenses	7,329	7,781
Operating proceeds (loss)	(1,393)	8,676
Other income (expense)
Interest and other income	274	392
Loss on sale of property and equipment	-	(36)
Interest expense, net	(3,016)	(3,453)
Income (loss) before income taxes	(4,135)	5,579
Income tax benefit	239	1,242
Net income (loss) from patronage and non-patronage business	(3,896)	000
Dividends on preferred stock	14	2
Net earnings (loss) from patronage and non-patronage business available for members	$(3,910)	$6,819
Average equity shares outstanding	11,253	11,137
Net earnings (loss) from patronage and non-patronage business per average equity share outstanding
Basic	$(0.35)	$0.61

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)(Unaudited)

	Nine Months Ended April 30,
	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$(3,896)	$6,821
Add (deduct) non-cash items
Depreciation and amortization	6,625	6,891
Non-cash portion of patronage dividends	(204)	18
Cooperative bank stock valuation adjustment	-	36
Loss on sale of property and equipment	-	36
Deferred income taxes	(239)	(811)
Changes in assets and liabilities
Trade receivables	290	2,725
Other receivables	(33)	1,267
Inventories	(628)	(4,331)
Prepaid expenses	59	793
Other assets	-	(361)
Accounts payable	1,412	(1,205)
Excess outstanding checks over cash deposits	1,906	1,193
Growers payables	(989)	(819)
Other accrued liabilities	(108)	(904)
NET CASH FROM OPERATING ACTIVITIES	4,195	11,349
INVESTING ACTIVITIES
Purchases of property and equipment	(3,886)	(4,735)
Proceeds from sale of property and equipment	-	127
Receipts on note receivable	-	1,884
Net purchase of short-term investments	-	(1,461)
Payments for long-term prepaid marketing costs	(5,038)	(463)
Payments for package design costs	(259)	(427)
NET CASH USED IN INVESTING ACTIVITIES	(9,183)	(5,075)
FINANCING ACTIVITIES
Net change in short-term debt	12,165	3,875
Payments on long-term debt	(4,412)	(7,518)
Preferred stock issued	-	58
Preferred stock retirements	(10)	(3)
Dividends paid on preferred stock	(14)	(2)
Memberships issued, net	-	1
Options exercised	-	1,306
Patronage distributions	(4,466)	(7,358)
NET CASH FROM (USED IN) FINANCING ACTIVITIES	3,263	(9,641)

	Nine Months Ended April 30,
	2001	2000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,725)	(3,367)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,725	3,425
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$58
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$3,816	$3,007
Income taxes	$9	$546

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2000 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company (“Dakota Growers”, “the Company” or “the Cooperative”) is organized as a farmers’ cooperative for purposes of manufacturing food for human consumption from durum and other grain products. Net proceeds are allocated to patrons who are members on the basis of their participation in the Cooperative.

The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products. The ownership of equity stock is restricted to members of the Cooperative. Preferred stock may be held by persons who are not members of the Cooperative.

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein as of April 30, 2001 and for the three and nine month periods ended April 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2000. The information contained in the balance sheet as of July 31, 2000 was derived from the Company’s audited annual report for fiscal 2000. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2001 include raw materials of $6,095,000 and finished goods of $16,314,000. Inventories at July 31, 2000 include raw materials of $5,329,000 and finished goods of $16,452,000.

NOTE 4 – OTHER ASSETS

Other assets as of April 30, 2001 and July 31, 2000 consisted of the following:

	April 30, 2001	July 31, 2000
Package design costs - net	$1,256	$1,453
Prepaid marketing costs	6,302	1,979
Debt issuance costs	160	182
Other	98	68
	$7,816	$3,682

NOTE 5 – LOAN AGREEMENTS

In December 2000, the Company renewed its $15 million seasonal line of credit with CoBank. The available credit on the seasonal line was increased to $19 million in January 2001. The seasonal loan has a variable interest rate and matures on December 31, 2001. It is secured by property, equipment, and current assets of the Company. The balance outstanding on the line of credit totaled $14,040,000 as of April 30, 2001.

As of April 30, 2001, the Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio set forth in the first amendment to the note agreement with institutional investors. The first amendment to the note agreement requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 3.00 to 1 for all periods after January 31, 2001, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period.

The Company is currently in discussions with its lenders regarding a waiver and second amendment to the note agreement.

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

The Company has recorded an income tax benefit of $80,000 for the three months ending April 30, 2001 and $239,000 for the nine months ending April 30, 2001 resulting from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

An income tax benefit of $742,000 was recorded for the three months ending April 30, 2000 and $1,242,000 for the nine months ended April 30, 2000. The $1,242,000 benefit for the nine months ended April 30, 2000 consisted of a current benefit of $431,000 related to the reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000. The remaining $811,000 of the income tax benefit for the nine months ended April 30, 2000 related to reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

NOTE 7 – PATRONAGE BUSINESS

The Company’s business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income, rental income from Company assets and any income taxes assessed on non-member business. The net loss allocable to patronage business totaled $3,539,000 for the nine months ended April 30, 2001.This compares to $6,317,000of net earnings allocable to patronage business for the nine months ended April 30, 2000.

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

NOTE 9 – DIVIDENDS

The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000.  The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000. In taking these actions, the Board of Directors rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company’s Form 10-K for the year ended July 31, 2000.

NOTE 10 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $1,644,000 at April 30, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s 2000 Form 10-K under “Risk Factors”, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

Dakota Growers incurred a net loss of $3.9 million for the nine months ended April 30, 2001, compared to net earnings of $6.8 million for the corresponding period of the prior year. The net loss resulted from lower sales volumes and competitive pricing within the dry pasta industry combined with increased raw material, packaging, freight, and utility costs.

The Company has increased prices, where possible, to cover higher input costs. With excess capacity available in the pasta industry, the Company was unable to implement price increases to fully cover the higher costs that have been incurred. There have also been instances whereby a major competitor has offered pricing below the Cooperative’s current cost of production, which has resulted in the loss of customers in certain instances. As a result of the loss of certain customers, the Company has reduced its labor force where necessary to match product demand levels. Although the Company has experienced adverse operating results due to industry overcapacity and competitive pricing, a favorable development occurred in late February 2001 when the Company began shipping to a significant new retail customer. Annualized volumes relating to this customer are expected to exceed 25 million pounds.

The Company continues to explore cost reduction opportunities as well. The lasagna line installed at the New Hope, Minnesota plant became operational in February 2001. This, combined with the closure of the Minneapolis, Minnesota production facility in February 2001, has reduced lasagna production costs. The Company is also implementing rail freight programs and consolidating product in certain forward warehouse locations to reduce logistics costs.

Results of Operations

Comparison of the Three Months Ended April 30, 2001 and 2000

Net Revenues. Net revenues totaled $34.1 million for the quarter ended April 30, 2001, a decrease of $1.1 million, or 3.1%, from the third quarter of fiscal 2000. The decrease was primarily due to lower sales volumes, which were down 2.2% from the corresponding period of the prior year.

Revenues from the retail segment, including co-pack operations, increased 4.9% on volume growth of 5.9%. Foodservice revenues increased by 7.0%, mainly due to volume growth of 5.1% resulting from increased product demand due to expansions and acquisitions made by the Company’s current customers. Ingredient revenues decreased 26.5% resulting primarily from volume declines.

The Company markets semolina production in excess of its own requirements as well as by-products of durum milling. Revenues from semolina and by-product sales were relatively stable.

Cost of Product Sold. Cost of product sold increased 6.4% to $32.1 million. The $1.9 million increase resulted mainly from higher input costs including raw materials, packaging, and utilities. Gross margin as a percentage of net revenues decreased from 14.3% to 5.8% as a result of increased input costs combined with lower revenues.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $569,000, or 20.1%, from the prior year mainly due to decreases in internal marketing costs as well as consulting expenses. MG&A as a percentage of net revenues decreased from 8.0% for the three months ended April 30, 2000 to 6.6% for the three months ended April 30, 2001.

Interest Expense. Interest expense decreased by $166,000 primarily due to patronage refunds received from CoBank totaling $248,000 in cash and patronage equity credited against interest expense for the three months ending April 30, 2001. The patronage refunds were partially offset by higher interest costs resulting from increases in average outstanding debt levels.

Income Taxes. The Company has recorded an income tax benefit of $80,000 and $742,000 for the quarters ended April 30, 2001 and 2000, respectively, relating to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income (Loss). The net loss for the three months ended April 30, 2001 totaled $1.0 million, a decrease of $2.9 million from the $1.9 million net income reported for the three months ended April 30, 2000. The drop in earnings was due to the decreases in sales volumes combined with increases in input costs noted above.

Comparison of the Nine Months Ended April 30, 2001 and 2000

Net Revenues. Net revenues totaled $99.0 million for the nine months ended April 30, 2001. The decrease of $5.9 million, or 5.6%, from the nine months ended April 30, 2000 resulted from a decline in pasta sales volumes combined with lower average selling prices.

Revenues from the retail segment, including co-pack operations, decreased by 2.8%, primarily due to lower per unit selling prices, which were down 3.5%. Foodservice revenues increased by 12.7% due to a volume increase of 5.5% resulting from expansions by the Company’s current customer base combined with increases in per unit selling prices. Ingredient revenues decreased significantly, down 20.7% from the corresponding period of the prior year, as a result of lower sales volumes.

Revenues from semolina sales were down $1.0 million from the same period of the prior year primarily due to a significant decline in sales volume. By-product sales were comparable to the prior year on relatively steady volumes and per unit prices.

Cost of Product Sold. Cost of product sold for the nine months ended April 30, 2001 totaled $93.1 million, an increase of 5.3% from the corresponding period of the prior year. The $4.7 million increase resulted mainly from higher input costs including raw materials, packaging, freight and utilities. Gross margin as a percentage of net revenues decreased from 15.7% to 6.0% resulting from increased input costs combined with lower revenues.

Marketing, General, and Administrative (“MG&A”) Expenses.  MG&A expenses decreased $452,000, or 5.8%, from the corresponding period of the prior year mainly due to decreases in internal marketing costs as well as consulting expenses. MG&A as a percentage of net revenues remained steady at 7.4%.

Interest Expense. Interest expense decreased by $437,000, primarily due to patronage refunds received from CoBank totaling $248,000 in cash and patronage equity credited against interest expense during the third quarter of fiscal 2001. The remainder of the decrease resulted from lower average outstanding debt levels.

Income Taxes. The Company has recorded an income tax benefit of $239,000 for the nine months ending April 30, 2001 resulting from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

An income tax benefit of $1,242,000 for the nine months ended April 30, 2000 consisted of a current benefit of  $431,000 related to a reclassification of approximately $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal year 2000. The remaining $811,000 of the income tax benefit for the nine months ended April 30, 2000 related to reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income (Loss).  The net loss for the nine months ended April 30, 2001 totaled $3.9 million compared to net income of $6.8 million reported for the nine months ended April 30, 2000. The $10.7 million decrease in earnings was mainly due to the decreases in sales volumes and prices combined with increases in input costs noted above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and short-term borrowings under its line of credit.

The Company renewed its seasonal line of credit for $15 million with CoBank (“the Bank”) in December 2000. The available credit on the seasonal line was increased to $19 million in January 2001. The balance outstanding on the line of credit totaled $14,040,000 as of April 30, 2001. Property, equipment, and current assets of the Company secure borrowings against the line of credit.

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

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. As of April 30, 2001, the Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio set forth in the first amendment to the note agreement with institutional investors. The first amendment to the note agreement requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 3.00 to 1 for all periods after January 31, 2001, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period.  The Company is currently in discussions with its lenders regarding a waiver and second amendment to the note agreement.

Operations generated $4.2 million of net cash flow for the nine months ended April 30, 2001, compared to $11.3 million generated for the corresponding period of the prior year. The decrease in net cash provided by operations is primarily due to a decrease in net income offset by lower working capital requirements for the corresponding periods.

Net cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment and payments made under long-term marketing agreements. Net cash used in financing activities totaled $9.2 million and $5.1 million for the nine months ended April 30, 2001 and 2000, respectively. A majority of the pasta equipment expenditures for the nine months ended April 30, 2001 related to the installation of a lasagna line at the New Hope, Minnesota plant. The lasagna line was completed and became operational in February 2001.

Net cash from financing activities totaled $3.3 million for the nine months ended April 30, 2001, mainly from borrowings on the seasonal line of credit offset by payments on long-term debt and patronage distributions. The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000.  The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000. In taking these actions, the Board of Directors rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company’s Form 10-K for the year ended July 31, 2000. Net cash used in financing activities of $9.6 million for the nine months ended April 30, 2000 resulted mainly from patronage distributions and long-term debt payments offset by amounts received upon the exercise of stock options and borrowings on the seasonal line of credit.

The Company has current commitments for $1.6 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total $4.0 million in fiscal year 2001. These expenditures are primarily for pasta line upgrades and cost reduction projects. Commitments for monthly operating lease payments for technology and other assets total $0.9 million, of which $0.5 million is due within one year.

Since April 30, 2001 net cash provided by operating activities and the Company’s available line of credit have been sufficient to meet its capital and liquidity requirements. Management believes those resources will be sufficient to meet capital and liquidity requirements for the foreseeable future.

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

None.

Reports on Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY

By: /s/ Timothy J. Dodd
Timothy J. Dodd,
PRESIDENT AND GENERAL MANAGER, AND PRINCIPAL EXECUTIVE OFFICER

Dated: June14, 2001

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	General Manager (Principal Executive Officer)
June14, 2001
Timothy J. Dodd

/s/ Thomas P. Friezen	Chief Financial Officer (Principal Financial Officer)
June 14, 2001
Thomas P. Friezen

/s/ Edward O. Irion	Vice President - Finance (Principal Accounting Officer)
June 14, 2001
Edward O. Irion