Form 10-K405
period 2001-07-31
DAKOTA GROWERS PASTA CO
filed 2001-10-29
CIK 1004154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2001

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

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        There is no established public market for the Registrant's voting stock or equity stock. Although there is a limited, private market for shares of the Registrant's equity stock, the Registrant does not obtain information regarding the transfer price in transactions between its members and therefore is unable to estimate the aggregate market value of the Registrant's shares held by non-affiliates. As of October 29, 2001, the number of shares outstanding of the Registrant's voting stock, par value $125.00, was 1,155 shares, and its equity stock, par value $2.50, was 11,275,297 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I.

Forward-Looking Statements

        This report contains forward-looking statements based upon assumptions by the management of Dakota Growers Pasta Company ("the Company", "the Cooperative", or “we”) as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words "believe," "expect," "anticipate," "will" and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of this report. Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

ITEM 1.  BUSINESS

Introduction

        The Company is a North Dakota agricultural cooperative that was incorporated on December 16, 1991. The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta production facility in Carrington, North Dakota. The facility, which became operational in 1994, currently has the capacity to grind in excess of twelve million bushels of grain annually and to produce approximately 275 million pounds of pasta annually. In February 1998, the Company acquired all of the outstanding stock of Primo Piatto, Inc. (Primo Piatto) a Minnesota corporation engaged in pasta manufacturing. Primo Piatto, being operated as the Minnesota Division of the Company, currently operates a pasta production plant in New Hope, Minnesota. The Company closed its Minneapolis, Minnesota factory in fiscal year 2001. The closing of the Minneapolis, Minnesota facility combined with changes at its New Hope, Minnesota plant leaves the Company with annual production capacity of approximately 440 million pounds.

        With membership limited to agricultural producers, the Company has a total of 1,155 members, whose operations are predominantly located in North Dakota, Minnesota or Montana. Each member must enter into a Growers Agreement with the Company. This agreement obligates the member to deliver one bushel of durum wheat during each processing year for each share of Equity Stock owned by that member, subject to a pro rata downward adjustment depending on the production needs of the Company.

Pasta Industry and Markets

North American annual pasta consumption is approximately 5.0 billion pounds. Pasta is widely recognized as a “healthy” food that is easily prepared and inexpensive in comparison to other types of foods. According to the U.S. Department of Commerce, American consumers have increased their average consumption of pasta during the last decade at an annualized growth rate of approximately 2% to 3%.  However, based on the Company's analysis of the marketplace and trade and industry information, the Company believes dry pasta consumption is currently flat.  In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

        The Pasta industry identifies the domestic dry pasta market into two basic segments, with each segment presenting different product and sales and distribution requirements. The applicable market segments are retail and institutional.  The Company further subdivides the institutional segment into ingredient and foodservice sales to delineate the marketing and manufacturing differences.

Retail Segment

        The Retail segment, which includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations, represents an estimated 32% of the total market for dry pasta in the United States. Roughly 62% of the Retail segment is represented by established national or regional pasta brands.  New World Pasta Company, American Italian Pasta Company, and Barilla account for a majority of the branded retail market. The Company focuses a substantial portion of its marketing efforts on private label sales. The market leaders in private label sales are American Italian Pasta Company and Dakota Growers. A small portion of the Retail segment consists of sales to federal and state government entities.

Ingredient Segment

        The Ingredient segment of the dry pasta market consists of pasta used by food processors. Those entities use dry pasta as an ingredient or component in a further-processed or combination food product. Such food products include dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. The Ingredient segment represents about 47% of the total domestic dry pasta market. The size of the Ingredient segment is influenced by the number of food processors that choose to produce pasta internally rather than outsource. We believe an increasing number of food processors may discontinue internal production and outsource their production.

Foodservice Segment

        The Foodservice segment consists of sales of dry pasta to food preparation operations such as restaurants, hotels, colleges and universities, elementary and secondary schools, airlines, in-plant and in-office cafeteria facilities, transportation services, and other away-from-home eating places. The Foodservice segment represents about 18% of the total domestic dry pasta market. Marketing dry pasta to this segment of the marketplace generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations. A small portion of the Foodservice segment consists of sales to federal and state government entities.

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

        The semolina is then conveyed to the Company's pasta production or transferred to truck and rail load-out facilities for shipment to the Company’s Minnesota operations or sale to other U.S. pasta manufacturers. The first clear flour is either blended with semolina or transferred to rail and truck load-out bulk bins for sale to other users.

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

        The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all market segments. In addition to the dry pasta produced by the Company, the Company purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company's customers.  Outside purchases of pasta, excluding imports, comprise approximately 1% of total sales. The Company does not anticipate any significant change in its outside purchases of pasta in the foreseeable future.

        The Company has an agreement with Gruppo Euricom, the second largest pasta manufacturer in Italy, to be the exclusive distributor of Gruppo Euricom’s Italian pasta and rice products in the United States and Canada.  These products are primarily private label retail and foodservice products. Sales of imported product comprised roughly 1% of net sales in fiscal 2001.

        The Company’s Carrington, North Dakota facilities have been certified by Farm Verified Organics, which allows the Company to also offer 100% organic pasta and semolina. The Company’s facilities allow for the isolation of the durum, semolina and pasta to enable this certification.

        Our products are manufactured using a comprehensive Hazard Analysis Critical Control Point (HACCP) program, which requires strict monitoring in all aspects of the manufacturing process, to ensure food quality and safety. We believe that meeting HACCP standards strengthens customer confidence in the quality of our products.

        In addition to its pasta products, the Company has in the past sold semolina and durum wheat flour to other pasta manufacturers in bulk truckload or railcar quantities. Such sales represented less than 1% of total net revenues in fiscal year 2001. The Company currently has capacity available to provide semolina for sale to other producers, although with an over-capacity of durum milling, such sales are anticipated at highly competitive pricing.

        The cost of production of dry pasta is significantly impacted by changes in durum wheat prices. The cost of milling quality durum wheat steadily increased from the time the Company was organized and remained at high levels through 1996. A significant 1996 crop led to a reduction in prices in 1997, when the 1997 crop was significantly smaller and durum wheat prices again increased. Worldwide, many durum wheat-producing areas reported large crops for 1998 and 1999, which led to extremely lower durum wheat prices. The quality of the 2000 crop in North Dakota and Canada, especially in North Dakota, was lower than in past years, which lead to an increase in the price of milling quality durum. United States durum production in 2001 was down 24% from the prior year. The decline was caused by a reduction in planted acres as well as disease problems. The drop in United States production combined with a decline in the Canadian durum crop may push durum prices higher in the near future. Such volatility with respect to the price of the basic raw material for the Company's products leaves the Company subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States can have significant impact on the Company, and may have a material adverse impact. Those factors include such variables as the weather in the area in which the Company's members reside, weather in other durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations.

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

Sales, Marketing and Customers

        The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company's products. The Company's pasta products are distributed on a broad basis throughout the United States. The Company does not directly export its pasta products, although several of its customers have exported minor quantities. No one customer accounts for 10% or more of the Company's total revenues. The Company's top 10 customers accounted for 48% of revenues in fiscal year 2001, 49% of revenues in fiscal year 2000 and 45% in fiscal year 1999. Pasta volumes consisted of 63% Retail, 21% Foodservice and 16% Ingredient for fiscal year 2001, and 60% Retail, 20% Foodservice and 20% Ingredient for fiscal years 2000 and 1999.

        The Company sells most of its pasta under "purchase orders", whereby the customer and the Company are not obligated for any pre-determined length of time. Occasionally, a pricing commitment is agreed to with a term of one year or less. During fiscal year 2001, the Company and one of its major customers, U.S. Foodservice, extended a long-term agreement including volume and pricing commitments through December 31, 2006. Effective August 2000, the Company entered into an agreement with Gruppo Euricom (“EU”), the second largest pasta manufacturer in Italy, to be the exclusive distributor of EU’s Italian pasta and rice products in the United States and Canada for a term of six years. These products are primarily sold in the private label retail and foodservice markets.

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

        The Company may, depending on the marketing needs of the Company, reduce the quantity of durum wheat to be delivered on a pro rata basis to all members. For fiscal year 2001, the delivery obligation was slightly less than one bushel per share of Equity Stock owned.

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

                August 1--November 30; December 1--March 31; April 1--July 31

        NGI acts only as the agent for the member, and the member retains the economic risk and legal liability for such deliveries under the Growers Agreement. Each member must agree to be bound by the Durum Pool Agreement among the members of Dakota Growers Pasta Company and NGI. A copy of the Durum Pool Agreement is provided to each member along with the Growers Agreement.

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

Competition

Overview

        The markets for semolina/durum wheat flour and pasta are highly competitive in most segments and geographic regions. In all, there are an estimated 60 to 65 significant plants in the U.S. which manufacture dry pasta. The intensity of competition varies from time to time as a result of a number of factors, including: (1) the degree of industry capacity utilization, (2) comparative product distribution costs, (3) ability to render distinctive service to customers, (4) the price of raw materials, primarily durum wheat, and (5) a distinguishing or unique ability to provide consistent product quality in line with customer specifications. The Company believes that, in a broad sense, the most influential factor on the intensity of competitive conditions is industry capacity utilization. (It should be noted that detailed information regarding pasta production is somewhat difficult to obtain, as many pasta producers are closely-held enterprises.)

Pasta

        The pasta market is highly competitive and includes several well-established enterprises. Those competitors are both independent companies and divisions or subsidiaries of other, larger, food products companies. In addition, according to United States government data, the overall U.S. pasta market has experienced rapid penetration by foreign suppliers, particularly in the last four to five years. Those suppliers include Italian, Turkish and Mexican enterprises.

        The Company's top competitors in the private label retail market include American Italian Pasta Company and to a lesser degree, New World Pasta Company.  These private label retail sales compete with retail branded products distributed primarily by American Italian Pasta (Muellers, R&F, Anthony’s brands et al), New World Pasta (Ronzoni, San Georgio, Skinner, American Beauty, Creamette, Prince brands et al), Barilla and a variety of smaller domestic and imported brands. Borden Pasta recently sold seven pasta brands, including R&F and Anthony’s, to American Italian Pasta. New World Pasta purchased Borden’s remaining pasta brands and pasta production facilities.

        In the institutional market, the Company’s top competitors include American Italian Pasta, Philadelphia Macaroni Co. Inc., and A. Zerega's Sons, Inc., as well as foreign competitors that sell product in the United States. Approximately 20% of total domestic industry production capacity is represented by the largest self-suppliers, which include Kraft Foods, General Mills, Campbell Soup Company, ConAgra, Inc., Pillsbury and Stouffers Corporation.  The Company believes opportunities are expanding for cost efficient manufacturers to co-pack for these and other current self-suppliers.

        The Company markets in the retail area primarily as a private label supplier. The Company's Dakota Growers Pasta Co. label to date has most effectively penetrated local area markets in the Dakotas and Minnesota. The Zia Briosa label is marketed through club stores on the west coast and its Pasta Sanita label is sold in small niches ranging from the upper Midwest to select markets in the Northeast United States.

        In the foodservice area, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels.  The Company’s “Dakota Growers” foodservice brand is sold throughout the U.S. to independent distributors and national chain accounts.

        The Company focuses a majority of its ingredient marketing efforts on companies that do not also manufacture the dry pasta ingredient for their end-products.

        The competitive environment in our industry depends largely on the aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry has experienced capacity changes and restructuring in recent years. As indicated elsewhere herein, the Company believes that current pasta production capacity exceeds the current demand for pasta as several domestic pasta producers have completed production capacity additions in recent years.New World Pasta Company recently announced that it would close certain production facilities, which may help to rationalize pasta production with current demand.

Semolina and Durum Wheat Flour

        Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Harvest States Cooperatives and Miller Milling collectively are believed to represent approximately 40% of total domestic milling capacity. The Company's current milling operation represents about 15% of total domestic milling capacity. Some of the mills operated by the Company's competitors have established integrated pasta production capabilities or have developed alliances with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables the Company to compete more effectively with those competitors who also have integrated facilities.

Government Regulation

Trade Policies

        Governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada, may affect the operations of the Company and the volume of pasta imports. United States government farm policies also affect durum plantings and thus can have a significant impact on the market price of durum.

        Pricing policy actions by the Canadian Wheat Board may have resulted in increased sales of Canadian durum wheat in the United States and lower durum wheat prices. These actions have resulted in complaints from durum growers in the United States, and a continuing dispute over possible restrictions on durum wheat imports. In response to a petition filed by the North Dakota Wheat Commission (“Wheat Commission”), on October 23, 2000, the Office of the United States Trade Representative announced the initiation of a Section 301 investigation.  In its petition, the Wheat Commission alleged that the Canadian Wheat Board engages in unreasonable trade practices that have resulted in economic harm to U.S. wheat growers.  The U.S. government will conduct an investigation into the allegations made by the Wheat Commission regarding the Canadian Wheat Board’s sales practices in the United States and third country markets.  If restrictions are implemented, it could impact both the milling and pasta areas of the Company's business operations in a variety of ways.

        Lower durum wheat prices could ultimately lead to reduced pasta production costs and provide opportunity for increased profitability for pasta manufacturers without requiring price increases for finished pasta products, while higher durum prices could trigger price increases or reduced margins dependent on the industry capacity utilization and pasta import levels.  Conversely, the Company believes lower durum wheat prices have in the past allowed certain pasta producers to lower their prices and price proposals with reduced risk in efforts to gain market share.

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

Intellectual Property Rights

        The Company relies on a combination of trade secret, trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns the following trademarks that have been registered with the United States Patent and Trademark Office: the design on its packaging, Pasta Growers®, Pasta Sanita®, Zia Briosa® and Dakota Growers Pasta Co.®.

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

Employees

        As of October 1, 2001, the Company had 423 employees, 121 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on October 1, 2002 and December 1, 2004. The Company considers its employee relations to be good.

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

        Competitive Environment

        Both the U.S. pasta industry and world pasta industry are extremely competitive. The Company competes in all segments – retail store brand, foodservice and ingredient, with larger, national and international food companies. The pasta industry in the U.S. as well as in Italy is faced with excess production capacity, which is reflected in the current low pasta pricing in all three segments. Additionally, some of the other companies have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The current environment, especially in the retail and ingredient segments, has put pressure on profitability and may continue in the future. The Company has and will continue to apply, where possible, cost saving to remain competitive. Due to unforeseen circumstances, there is no guarantee that the Company can continue to grow and operate profitably in the future.

        Pasta, Semolina, Durum Wheat and By-Product Prices

        The Company’s profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products, matters over which the Company has little or no control. The supply and price of durum wheat are subject to market conditions and are influenced by many factors beyond our control including weather in the area in which the Company's members reside, weather in other durum wheat production areas, governmental programs and regulations, insects, and plant diseases. Quantity or quality issues with the North Dakota durum crop may also make it difficult for the Company’s members to procure sufficient durum to meet their obligations under the Growers Agreement. The cost of durum wheat has varied greatly in recent years. Such volatility with respect to the price of the basic raw material for the Company's products leaves the Company subject to wide variation in its costs from year to year. Future increases in durum costs could have a material adverse effect on operating profits unless we are able to pass cost increases on to our customers. Competitive pressures often limit our ability to increase prices in response to higher input costs. Over-capacity in both durum milling and pasta production worldwide, have placed downward pressure on durum semolina and dry pasta pricing. The Company has capacity to sell durum semolina to other pasta producers. Such sales are currently being made at highly competitive prices. By-products of the milling process compete with other feed products, and fluctuate significantly in price with the availability of these competing feed products.

        Product Concentration

        The Company competes exclusively in the dry pasta segment. Any decline in pricing or consumer preference for dry pasta could have a significant impact on the Company’s ability to grow or remain profitable in the future.

        Obligation to Deliver Wheat; Possible Reduction of Delivery Obligation

        All members of the Company are obligated to deliver durum wheat to the Company in proportion to the amount of Equity Stock owned by that member. If a member is unable to grow and deliver the durum wheat required to be delivered to the Company pursuant to the Growers Agreement, the member must purchase the required quantity of durum wheat from other agricultural producers or other owners of durum wheat for delivery to the Company. As a result, a member not able to produce durum wheat for delivery to the Company would be exposed to the risk that the price of acquiring durum wheat for delivery to the Company would be in excess of the price to be paid for durum wheat by the Company under the Growers Agreement. Due to the poor quality of recent durum harvests in North Dakota, it may be difficult for the Company’s members to deliver sufficient milling quality durum to meet their obligations under the Growers Agreement.

        Under the Growers Agreement, the Company may, depending on its marketing needs, reduce on a pro rata basis the quantity of durum wheat each member is obligated to deliver to the Company. In fiscal years 2001, 2000, 1999 and 1997 the delivery obligation was slightly less than one bushel of durum wheat per share of Equity Stock owned, while the delivery obligation was one bushel of durum wheat per share for fiscal year 1998. There can be no assurance that the Company will not reduce the amount of durum wheat to be delivered by members. In the event that the Company reduces the amount of durum wheat to be delivered per share of Equity Stock, each member would experience a proportionate reduction in the patronage activity with the Company.

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

        Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. In 1996, a U.S. Department of Commerce investigation determined that several Italian and Turkish pasta producers were selling pasta at less than fair value in U.S. markets, and were benefiting from subsidies from their respective governments. Consequently, in July 1996, the U.S. International Trade Commission of the Department of Commerce (“Commerce”) imposed anti-dumping and countervailing duties on Turkish and Italian imports (“the 1996 Anti-dumping Order”). In December 1998, Commerce announced the final results of its review of the 1996 Anti-dumping Order for three Turkish producers. Commerce indicated that one of the producers had not had any shipments during the review period of January 19, 1996 to June 30, 1997. Commerce maintained the anti-dumping and countervailing duties for another Turkish producer and repealed such duties for the third. In addition, Commerce is conducting an administrative review of its 1996 Anti-dumping Order relating to eight Italian pasta producers. Commerce maintained the anti-dumping duties for most of the Italian pasta producers. Though these duties may enable the Company to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there is no assurance as to the length of time these duties will be maintained, or that foreign producers will not sell competing products in the United States at prices lower than those of the Company. Bulk imported pasta and pasta produced in the United States by foreign companies are generally not subject to such anti-dumping and countervailing duties; therefore, foreign pasta producers have also entered the United States pasta market by establishing production facilities in the United States, further increasing competition in the United States pasta market.

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

ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

        Dakota Growers operates a vertically integrated, state of the art durum milling and pasta manufacturing plant in Carrington, North Dakota, and a pasta production facility in New Hope, Minnesota through its wholly owned subsidiary Primo Piatto, Inc. The Company closed its Minneapolis, Minnesota factory in February 2001 and has terminated its lease on the property.

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

        The Carrington pasta operations, initially operational in January 1994, have been expanded in 1997 and 1998. The plant now has seven pasta production lines, three operated as long goods lines and four of which are short goods lines. Electronic control scales are used throughout the facility to continuously track production and yields. A central computer control room allows one operator to monitor efficiently both the milling and the pasta operations. Total dry pasta manufacturing capacity is 275 million pounds annually. The Company owns the physical plant in Carrington, and the land on which it is located.

        The Company's Primo Piatto, Inc. subsidiary operates a pasta production facility in New Hope, Minnesota. This facility contains six production lines capable of producing approximately 165 million pounds of dry pasta each year, predominantly in retail packaging. A lasagna line installed at the New Hope, Minnesota plant became operational in February 2001. There is a direct Canadian Pacific rail line connecting the New Hope factory to the Carrington milling facility. This highly automated, cost effective processing and packaging facility has gone through significant upgrades within the last decade. Primo Piatto owns the physical plant and land at the New Hope facility.

        The Company owns the warehousing at the Carrington and New Hope plants. These facilities are supplemented by public warehouses in Kansas, Kentucky, Minnesota, New York, North Dakota, Ohio, Oregon, Utah and Washington where inventory is maintained and redistributed for the needs of specific customers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

          MATTERS

        There is no established public market for the voting Membership Stock, Equity Stock or Preferred Stock of the Company. There is a very limited private market for the Equity Stock. Ownership of Membership Stock and Equity Stock is restricted to eligible agricultural producers. At the Annual Members’ Meeting held January 6, 2001, the members approved amendments to the Company’s governing documents to permit membership in the Company by (i) agricultural producers who are not residents of the United States and (ii) associations or cooperatives of agricultural producers. The Membership Stock, Equity Stock and Preferred Stock may not be transferred without the consent of the Company's Board of Directors.

        As of October 29, 2001, there were 1,155 holders of Membership Stock. As voting rights are limited to holders of Membership Stock, each member of the Cooperative has an equal voting influence regardless of the member’s Equity Stock holdings.

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

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data presented below for the fiscal years ended July 31, 1997, 1998, 1999, 2000 and 2001 are derived from the financial statements of the Company, which were audited by Eide Bailly LLP, independent accountants. This section should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	1997	1998	1999	2000	2001
INCOME STATEMENT DATA
Net revenues	$70,702	$119,621	$124,869	$136,862	$135,921
Cost of product sold	58,357	100,229	106,062	116,890	124,811
Gross proceeds	12,345	19,392	18,807	19,972	11,110
Marketing, general and administrative expenses	3,542	6,754	7,886	9,713	9,631
Operating proceeds	8,803	12,638	10,921	10,259	1,479
Other income (expense)	(1,877)	(3,264)	(2,434)	(3,929)	(3,574)
Income tax (expense) benefit	-	-	(499)	1,298	311
Income (loss) before cumulative effect of change in accounting principle	6,926	9,374	7,988	7,628	(1,784)
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	-	-	(3,429)	-	-
Net income (loss) from patronage and non-patronage business	6,926	9,374	4,559	7,628	(1,784)
Dividends on preferred stock	36	15	143	4	15
Net earnings (loss) from patronage and non-patronage business available for members	$6,890	$9,359	$4,416	$7,624	$(1,799)

Average equity shares outstanding (1)	7,356	7,356	8,603	11,166	11,253

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding before cumulative effect of accounting change (1)	$0.94	$1.27	$0.91	$0.68	$(0.16)

Patronage and other dividends per average share outstanding (1)
Declared (2)	$0.65	$1.00	$0.86	$0.40	$-
Distributed (2)	0.65	1.00	0.86	0.40	-

Pro forma amounts assuming the inventory valuation method adopted in 1999 is applied retroactively (3)
Net earnings (loss) from patronage and non-patronage business available for members	$6,848	$6,731	$7,845	$7,624	$(1,799)
Net earnings (loss) from patronage and non-patronage business per average equity share outstanding (1)	$0.93	$0.92	$0.91	$0.68	$(0.16)

BALANCE SHEET DATA
Cash	$5	$182	$3,425	$1,725	$3
Working capital	6,329	22,813	31,065	25,089	14,420
Total assets	68,739	124,537	135,873	131,857	128,658
Long-term debt (excluding current maturities)	27,131	66,056	59,116	51,626	47,594
Redeemable preferred stock	453	253	53	126	113
Members' investment	29,956	36,875	58,982	60,533	54,267

(1)	Adjusted for the impact of the 3-for-2 stock split effective August 1, 1997.
(2)

Qualified patronage declarations have been made by the Board of Directors in October of each year based on the patronage earnings and average shares for the prior fiscal year ending July 31. Payments of patronage declaration have been made in November of each year, except for 1999 in which a portion was paid in January.

(3)

The Company changed its method of computing inventory valuations in the third quarter of fiscal year 1999 from the net realizable value method (a GAAP method of inventory valuation for cooperatives) to the lower of cost or market method, determined on a first-in, first-out basis, using product specific standard costs. The impact of the change on prior years (to July 31, 1998) of $3,429,000 was included as a charge against income for the year ended July 31, 1999.

Amounts reflected above include only dividends on equity stock and qualified patronage declarations, and exclude non-qualified allocations to each member’s account. Such non-qualified amounts are reserved in each member’s account but are not taxable until qualified.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        The following discussion contains forward-looking statements. Such statements are based on assumptions by the Company’s management, as of the date of this report, and are subject to risks and uncertainties, including those discussed under "Risk Factors" in this report, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements.

Summary

        Dakota Growers incurred a net loss of $1.8 million for the year ended July 31, 2001, compared to net earnings of $7.6 million for the prior year. The net loss resulted from lower sales volumes and competitive pricing within the dry pasta industry combined with increased raw material, packaging, freight, and utility costs. The Company increased prices, where possible, to cover higher input costs. With excess capacity available in the pasta industry, the Company was unable to implement price increases to fully cover the higher costs incurred.

        The Cooperative did generate net earnings of $2.1 million in the fourth quarter of fiscal year 2001, ending a streak of three consecutive quarters of net losses. Improved profitability in the fourth quarter resulted from various revenue enhancement and cost cutting measures that were implemented. The Company realized gains from strong club store and supermarket sales in the fourth quarter. Efficiencies were realized from the closure of the Minneapolis factory in conjunction with the completion of the lasagna line in New Hope. The labor force was reduced and production schedule cut from seven to five days a week at the New Hope facility to better match supply with current demand. Further implementation of pasta rail freight and forward warehouse programs is beginning to generate freight cost savings.

        Our core strength remains in private label for our retail and foodservice customers where we will continue to focus on customized growth strategy programs with these customers. We will also continue to look for greater sales opportunities for our branded product as well as organic and imported pasta. The Company has implemented a certified organic program and markets organic pasta through its Dakota Growers Pasta Co.® retail label, as well as into the private label retail, foodservice, and ingredient segments of the pasta market. Imported pasta is distributed via an exclusive agreement with Gruppo Euricom, the second largest pasta manufacturer in Italy.

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

Results Of Operations

Comparison of Fiscal Years ended July 31, 2001 and 2000

        Net Revenues. Net revenues totaled $135.9 million for the year ended July 31, 2001, a decrease of $0.9 million, or 0.7%, from the prior year. The decrease was primarily due to lower pasta and semolina sales volumes. Volume declines were partially offset by a small increase in pasta average sales prices of 0.8%, a result of price increases obtained in attempting to pass-through higher material and operating costs.

        Revenues from the retail segment increased $2.4 million, or 3.0%, primarily due to volume increases of 4.3% offset partially by lower average selling prices. Growth in the club store market was particularly strong. Foodservice revenues increased by $1.4 million, or 5.3%, on volume growth of 3.0% and an increase in average selling prices of 2.3%. Volume growth in the foodservice segment continues to be driven by expansions and acquisitions by our current customers. Ingredient revenues decreased $4.0 million, or 20.7%, mainly as a result of a 20.8% sales volume decrease.

        The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales were down $0.7 million from the prior year mainly due to reductions in semolina sales volumes.

        Cost of Product Sold. Cost of product sold increased 6.8% to $124.8 million. A majority of the $7.9 million increase was due to increases in durum, packaging, freight, and utility costs. As a result of competitive pressures within the pasta industry, the Company was unable to fully cover increased input costs through sales price increases. Gross margin as a percentage of net revenues decreased from 14.6% to 8.2% reflecting reduced profitability due to higher manufacturing input costs.

        Marketing, General and Administrative ("MG&A") Expenses. MG&A expenses totaled $9.6 million for the year ended July 31, 2001, down slightly from the prior year. MG&A expenses as a percentage of net revenues remained consistent at 7.1%.

        Interest Expense. Interest expense, including patronage credits and adjustments, decreased $0.4 million. The Company recorded a patronage credit to interest expense of $248,000 for the year ended July 31, 2001, and a net charge to interest expense of $68,000 related to adjustments for estimated patronage refunds from and investments in cooperative banks for the year ended July 31, 2000, accounting for a majority of the change.

        Income Taxes. The Company recorded an income tax benefit of $311,000 for the year ending July 31, 2001 related primarily to a reduction in deferred tax liabilities. The Company recorded an income tax benefit of $1,298,000 for the year ended July 31, 2000, of which $407,000 related to current income tax benefits while $891,000 related to changes in deferred income taxes. The current income tax benefit recorded for fiscal 2000 was primarily a reversal of the income tax expense recorded in fiscal 1999, which resulted from a reclassification of approximately $2.0 million of income from nonpatronage to patronage for gains on sale of properties in fiscal 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal 2000. The deferred income tax benefit related primarily to a reduction in deferred income tax liabilities associated with differences between the book and tax basis of property and equipment.

        Net Income (Loss). The Company incurred a net loss of $1.8 million for the year ended July 31, 2001 compared to net income of $7.6 million for the year ended July 31, 2001. The net loss resulted from a reduction in net revenues combined with higher manufacturing input costs as noted above.

Comparison of Fiscal Years ended July 31, 2000 and 1999

        Net Revenues. Overall net revenues increased $12.0 million, or 9.6%, compared to the prior year. The increase was primarily due to pasta volume growth of 10.2%. The pasta volume growth was offset by a decline in pasta average sales prices of 4.6% mainly due to competition within the pasta industry and contractual adjustments relating to lower average raw material costs. The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales increased 90%, due to the completion of the mill expansion project in May 1999, accounting for approximately $4.6 million of the increase in revenues.

        Revenues from the retail segment increased 6.3% due to volume increases. Foodservice revenues increased by 13.9%, primarily due to expansions and acquisitions made by current customers. Ingredient revenues were up 7.1% mainly due to sales to new customers.

        Cost of Product Sold. Cost of product sold increased 10.2% to $116.9 million. A majority of the $10.8 million increase was due to sales volume growth. Gross margin as a percentage of net revenues decreased slightly from 15.1% to 14.6% reflecting reduced profitability due to competitive pressures.

        Marketing, General and Administrative ("MG&A") Expenses. MG&A expense increased $1.8 million, or 23.2%, over the prior year. A majority of the increase was due to the enhancement of the Company’s sales and sales support efforts to meet the needs of new and existing customers while pursuing continued growth. The Company also incurred increased consulting fees in conjunction with an extensive study on strategic initiatives and capital structure options in fiscal 2000.

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

        Income Taxes. The Company has recorded an income tax benefit of $1,298,000 for the year ended July 31, 2000, of which $407,000 related to current income tax benefits while $891,000 related to changes in deferred income taxes. The current income tax benefit is primarily a reversal of the income tax expense recorded in the prior year, and relates to a reclassification of approximately $2.0 million of income from nonpatronage to patronage for gains on sale of properties in fiscal 1999 noted above. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal 2000. The deferred income tax benefit relates primarily to a reduction in deferred income tax liabilities associated with differences between the book and tax basis of property and equipment.

        Net Income. Net income increased $3.1 million from the prior year, primarily due to the $3.4 million charge related to cumulative effect of change in accounting principle recorded in fiscal 1999.

Liquidity and Capital Resources

        The Company meets its liquidity requirements through cash provided by operations, short-term borrowings under its line of credit, sales of equities, and outside debt financing. Working capital as of July 31, 2001 was $14.4 million compared to $25.1 million as of July 31, 2000.

        The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company has a seasonal line of credit for $19 million with CoBank (“the Bank). The balance outstanding on the line of credit as of July 31, 2001 was $8.1 million. Cash, receivables and inventories secure borrowings against the line of credit.

        The Company’s long-term financing is provided through various secured term loans and secured notes. The Loan Agreement with CoBank provides the Company with a total of approximately $51.6 million in term and seasonal loans and commitments, bearing either variable or fixed interest rates. The Company is charged a fee of .10% on the daily outstanding balance of term loans and commitments payable on the last day of each calendar quarter. The Company also is charged a commitment fee of 1% on the daily outstanding commitments payable on the last day of each calendar quarter.

        In August 1998, the Company issued $27.0 million in debt through a private placement to institutional investors and used the proceeds to repay certain outstanding long and short-term debt with the Bank.

        The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. The Company is required to maintain a current ratio of 1.35 to 1.00, a long term debt to net worth ratio (adjusted to reflect a current ratio of 1.35:1.00) of not greater than 1.10 to 1.00, and a debt service coverage ratio of not less than 1.50 to 1.00, measured at the end of each fiscal year. The Company cannot pay dividends on capital stock in excess of minimum requirements, or revolve any owner equity if such action will cause a noncompliance position in any financial condition without the prior written consent of the Bank. The Company's consolidated net worth may not be less than the sum of (a) $27,000,000 plus (b) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998. The Company's trailing twelve month ratio of consolidated cash flow to consolidated fixed charges may not be less than 2.00 to 1.00 at the end of each fiscal quarter. The Company entered into a Waiver and Second Amendment to the Note Purchase Agreement and Notes effective June 1, 2001, whereby the events of default existing under Section 10.4(b) of the Note Purchase Agreement (as amended by the Waiver and First Amendment dated November 28, 2000) relating to the consolidated funded debt to consolidate funded cash flow ratio were waived. The Waiver and Second Amendment requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 4.25 to 1.00 for the period from May 1, 2001 to and including July 31, 2001, 3.75 to 1.00 for the period from August 1, 2001 to and including October 31, 2001, 3.25 to 1.00 for the period from November 1, 2001 to and including January 31, 2002 and 3.00 to 1.00 at all times thereafter, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period. The Notes were amended such that the rate of interest on the unpaid balance was increased by one percent at any time that either (a) the ratio of the Company’s consolidated funded debt to consolidated cash flow is greater than 3.00 to 1.00 as of the end of each fiscal quarter for the immediately preceding four fiscal quarters or (b) the Securities Valuation Office of the National Association of Insurance Commissioners has not assigned a designation category of “1” or “2” to the Notes. The one percent interest rate increase became effective August 1, 2001, amending the interest rate on the Series A Notes to 8.04% and the interest rate on the Series B Notes to 8.14% pursuant to the above.

        Net cash provided by operations totaled $9.5 million for the year ended July 31, 2001, compared to $16.9 million and $7.9 million generated for the years ended July 31, 2000 and 1999. The $7.4 million decrease from fiscal years 2000 to 2001 primarily resulted from the decrease in net income. The increase in net cash provided by operations in fiscal 2000 compared to fiscal 1999 was primarily due to decreases in receivables partially offset by increases in inventories.

        Net cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment and payments made under long-term marketing agreements, offset by proceeds from sales of property and equipment. Expenditures for the purchase of property and equipment totaled $4.0 million, $5.3 million and $14.3 million for the years ended July 31, 2001, 2000, and 1999, respectively. A significant portion of the equipment expenditures for fiscal years 2001 and 2000 related to the installation of the lasagna line in the New Hope, Minnesota facility. A majority of the expenditures in 1999 were for mill expansion. Most of the Company’s technology assets are placed under lease agreements, which allow the Company to stay relatively current with changing technologies. Payments made under long-term marketing agreements totaled $5.0 million, $1.5 million and $0.9 million for the years ended July 31, 2001, 2000 and 1999, respectively.

        Net cash used for financing activities totaled $2.7 million and $11.7 million for the years ended July 31, 2001 and 2000, respectively. This compares to net cash provided by financing activities totaling $9.6 million for the year ended July 31, 1999. Net cash used for financing activities in fiscal years 2001 and 2000 related primarily to principal payments on long term debt totaling $4.5 million and $7.6 million, respectively, and patronage distributions. These amounts were offset by proceeds from short term financing and stock options exercised. Through its stock offering ended February 28, 1999, the Company received $24.4 million of proceeds, net of expenses of the offering and payments due the selling preferred shareholders. The proceeds from this offering were used for the mill expansion project, a reduction of debt and the enhancement of the Company’s working capital position.

        Patronage distributions to members of the Cooperative totaled $4.5 million, $7.4 million and $7.3 million for the years ended July 31, 2001, 2000 and 1999, respectively. The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000.  The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000. In taking these actions, the Board of Director rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company’s Form 10-K for the year ended July 31, 2000.

        The Company has current commitments for $5.7 million in raw material purchases, primarily durum purchase ommitments from its members. The Company anticipates capital expenditures in fiscal year 2002 to total approximately $2.0 million. These expenditures are primarily for pasta line upgrades and cost reduction projects. Commitments for monthly operating lease payments for technology and other assets total $0.9 million, of which $0.5 million is due in fiscal year 2002. Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $110,000 per month. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004. The Company currently has no other material commitments.

        Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

DAKOTA GROWERS PASTA COMPANY

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

Dakota Growers Pasta Company

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company (a North Dakota Cooperative) and subsidiary as of July 31, 2001 and 2000, and the related consolidated statements of operations, changes in members' investment and cash flows for the years ended July 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company and subsidiary as of July 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended July 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of valuing inventories in fiscal year 1999.

/s/ Eide Bailly LLP

Fargo, North Dakota

September 5, 2001

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

JULY 31, 2001 AND 2000

(In Thousands, Except Share Information)

	2001	2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$1,725

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $610 and $348	11,560	12,890

Other receivables	1,138	593

Inventories	21,050	21,781

Prepaid expenses	1,602	1,603

Total current assets	37,327	40,566

PROPERTY AND EQUIPMENT
In service	114,984	110,021
Construction in process	108	2,560
	115,092	112,581
Less accumulated depreciation	(33,367)	(27,009)

Net property and equipment	81,725	85,572

INVESTMENT IN COOPERATIVE BANKS	2,211	2,037

OTHER ASSETS	7,395	3,682

	$128,658	$131,857

LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES
Notes payable	$8,100	$1,875
Current portion of long-term debt	2,657	3,104
Accounts payable	4,400	4,104
Excess outstanding checks over cash on deposit	1,072	-
Accrued grower payments	969	1,287
Accrued liabilities	5,709	5,107

Total current liabilities	22,907	15,477

COMMITMENTS AND CONTINGENCIES	-	-
LONG-TERM DEBT, net of current portion	47,594	51,626
DEFERRED INCOME TAXES	3,777	4,095

Total liabilities	74,278	71,198

REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, issued 600 and 733 shares in 2001 and 2000, respectively	60	73
Series B, 2% non-cumulative, $100 par value, issued 525 shares in 2001 and 2000	53	53

Total preferred stock	113	126

MEMBERS' INVESTMENT
Convertible preferred stock
Series C, 6% non-cumulative, $100 par value, issued 924 shares in 2001 and 2000	92	92
Membership stock, $125 par value, issued 1,156 and 1,158 shares in 2001 and 2000, respectively	144	145
Equity stock, $2.50 par value, issued 11,253,121 in 2001 and 2000	28,133	28,133
Additional paid-in capital	22,876	22,876
Accumulated allocated earnings	4,596	1,931
Accumulated unallocated earnings	(1,574)	7,356

Total members' investment	54,267	60,533

Total liabilities and members' investment	$128,658	$131,857

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2001, 2000, AND 1999

(In Thousands, Except Per Share Amounts)

	2001	2000	1999
Net revenues (net of discounts and allowances of $17,312, $20,899 and $20,534 for 2001, 2000 and 1999, respectively)	$135,921	$136,862	$124,869

Cost of product sold	124,811	116,890	106,062

Gross proceeds	11,110	19,972	18,807

Marketing, general and administrative expenses	9,631	9,713	7,886

Operating proceeds	1,479	10,259	10,921

Other income (expense)
Interest and other income	373	645	400
Gain (loss) on sale of property and equipment	201	(52)	2,539
Interest expense, net	(4,148)	(4,522)	(5,373)

Income (loss) before income taxes	(2,095)	6,330	8,487

Income tax expense (benefit)	(311)	(1,298)	499

Income (loss) before cumulative effect of change in accounting principle	(1,784)	7,628	7,988

Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	-	-	(3,429)

Net income (loss) from patronage and non-patronage business	(1,784)	7,628	4,559
Dividends on preferred stock	15	4	143

Net earnings (loss) from patronage and non-patronage business available for members	$(1,799)	$7,624	$4,416

Average equity shares outstanding	11,253	11,166	8,603

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding
Basic, before cumulative effect of accounting change	$(0.16)	$0.68	$0.91
Cumulative effect of accounting change	-	-	(0.40)

Basic	$(0.16)	$0.68	$0.51

Diluted, before cumulative effect of accounting change	$(0.16)	$0.68	$0.90
Cumulative effect of accounting change	-	-	(0.39)

Diluted	$(0.16)	$0.68	$0.51

Pro forma amounts assuming the inventory valuation method adopted in 1999 is applied retroactively
Net earnings (loss) from patronage and non-patronage business available for members	$(1,799)	$7,624	$7,845

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding
Basic	$(0.16)	$0.68	$0.91

Diluted	$(0.16)	$0.68	$0.90

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENTS

YEARS ENDED JULY 31, 2001, 2000 AND 1999

(In Thousands, Except Share Information)

					Allocated Accumulated Earnings		Unallocated Accumulated Earnings (Deficit)
	Convertible Preferred Stock	Membership Stock	Equity Stock	Additional Paid-in Capital	Qualified	Non-Qualified	Patronage	Non-member	Total
BALANCE, JULY 31, 1998	$2,304	$137	$18,390	$4,101	$-	$2,914	$9,917	$(888)	$36,875
Preferred dividends declared	-	-	-	-	-	-	(138)	(5)	(143)
Net membership stock issued (51 shares)	-	7	-	-	-	-	-	-	7
Equity stock issued (3,624,782 shares)	-	-	9,062	18,134	-	-	-	-	27,196
Expenses of stock offering	-	-	-	(137)	-	-	-	-	(137)
Contributed capital	-	-	-	42	-	-	-	-	42
Preferred Series D stock retired (23,038 shares)	(2,304)	-	-	(288)	-	-	-	-	(2,592)
Equity stock options exercised (116,568 shares)	-	-	291	222	-	-	-	-	513
Net income for the year ended July 31, 1999	-	-	-	-	-	-	4,393	166	4,559
Patronage allocations	-	-	-	-	7,338	1,982	(9,320)	-	-
Patronage paid	-	-	-	-	(7,338)	-	-	-	(7,338)

BALANCE, JULY 31, 1999	$-	$144	$27,743	$22,074	$-	$4,896	$4,852	$(727)	$58,982
Preferred dividends declared	-	-	-	-	-	-	(4)	-	(4)
Net membership stock issued (6 shares)	-	1	-	-	-	-	-	-	1
Reclass to Series A redeemable preferred stock	-	-	-	(22)	-	-	-	-	(22)
Series C preferred stock issued (7,412 shares)	741	-	-	565	-	-	-	-	1,306
Series C preferred stock (6,488 shares) converted to equity stock (155,712 shares)	(649)	-	390	259	-	-	-	-	-
Net income for the year ended July 31, 2000	-	-	-	-	-	-	7,134	494	7,628
Patronage allocations	-	-	-	-	3,929	464	(4,393)	-	-
Cumulative effect of accounting change allocated against non-qualified accumulated earnings	-	-	-	-	3,429	(3,429)	-	-	-
Patronage paid	-	-	-	-	(7,358)	-	-	-	(7,358)

BALANCE, JULY 31, 2000	$92	$145	$28,133	$22,876	$-	$1,931	$7,589	$(233)	$60,533
Preferred dividends declared	-	-	-	-	-	-	(15)	-	(15)
Net membership stock retired (2 shares)	-	(1)	-	-	-	-	-	-	(1)
Net loss for the year ended July 31, 2001	-	-	-	-	-	-	(1,542)	(242)	(1,784)
Patronage allocations	-	-	-	-	4,466	2,665	(7,131)	-	-
Patronage paid	-	-	-	-	(4,466)	-	-	-	(4,466)

BALANCE, JULY 31, 2001	$92	$144	$28,133	$22,876	$-	$4,596	$(1,099)	$(475)	$54,267

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2001, 2000 AND 1999

(In Thousands)

	2001	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(1,784)	$7,628	$4,559
Add (deduct) non-cash items
Cumulative effect of changing to a different inventory valuation method	-	-	3,429
Depreciation and amortization	8,859	7,853	8,642
Non-cash portion of patronage dividends	(204)	18	241
Cooperative bank stock valuation adjustment	-	36	68
(Gain) loss on sale of property and equipment	(201)	52	(2,539)
Deferred income taxes	(318)	(891)	32
Changes in assets and liabilities
Trade receivables	1,330	2,953	(3,439)
Other receivables	(545)	1,158	(1,091)
Inventories	731	(3,100)	(175)
Prepaid expenses	40	88	941
Other assets	(100)	111	(25)
Accounts payable	296	244	(1,888)
Excess outstanding checks over cash on deposit	1,072	-	(2,336)
Growers payables	(318)	168	(235)
Other accrued liabilities	602	544	1,669

NET CASH FROM OPERATING ACTIVITIES	9,460	16,862	7,853

INVESTING ACTIVITIES
Purchases of property and equipment	(4,005)	(5,278)	(14,278)
Proceeds from sale of property and equipment	1,050	121	1,833
Receipts on note receivable	-	1,884	-
Net purchase of short-term investments	-	(1,461)	(513)
Payments for long-term prepaid marketing costs	(5,038)	(1,463)	(941)
Payments for package design costs	(440)	(656)	(280)

NET CASH USED FOR INVESTING ACTIVITIES	(8,433)	(6,853)	(14,179)

FINANCING ACTIVITIES
Net change in short-term notes payable	6,225	1,875	(9,808)
Issuance of long-term debt	-	-	6,711
Payments on long-term debt	(4,479)	(7,580)	(4,682)
Preferred stock issued	-	58	-
Preferred stock retirements	(13)	(7)	(2,792)
Dividends paid on preferred stock	(15)	(4)	(143)
Memberships issued (retired), net	(1)	1	7
Proceeds of stock offering	-	-	27,196
Expenses of stock offering	-	-	(137)
Contributed capital	-	-	42
Options exercised	-	1,306	513
Patronage distributions	(4,466)	(7,358)	(7,338)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(2,749)	(11,709)	9,569

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,722)	(1,700)	3,243

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,725	3,425	182

CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$1,725	$3,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$4,375	$3,443	$5,297
Income taxes (refunded)	$(21)	$548	$279

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of short-term note receivable in conjunction with sale of property			$1,884

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dakota Growers Pasta Company ("the Company" or "the Cooperative") was formed on December 16, 1991 and commenced operation on January 1, 1994. The Company is organized as a farmers' cooperative for purposes of manufacturing food from durum and other grain products. The Company operates milling facilities in Carrington, North Dakota, and pasta manufacturing facilities in Carrington, North Dakota and New Hope, Minnesota.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Primo Piatto, Inc. (Primo), its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2000 and for the years ended July 31, 2000 and 1999 to facilitate comparability with the statements as of and for the year ended July 31, 2001. Such reclassifications have no effect on the net result of operations.

Risks and Uncertainties

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Credit losses are provided for in the financial statements. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts which totaled $610,000 and $348,000 as of July 31, 2001 and 2000, respectively. No customer represented greater than 10% of revenues for the years ended July 31, 2001, 2000 and 1999.

The Company’s durum wheat requirements are provided through the delivery of grain pursuant to a Growers Agreement between the Cooperative and its members. The contractual obligations imposed on each member under the Growers Agreement are intended to insure the availability of sufficient quantities of durum wheat for use in the Company’s processing operations. The Company attempts to minimize the effects of durum wheat cost fluctuations mainly through forward contracting and through agreements with certain customers that provide for price adjustments based on raw material cost changes. Such efforts, while undertaken to minimize the risks associated with fluctuating durum prices, may temporarily prevent the Company from recognizing the benefits of declining durum prices.

Most of the Company’s currently outstanding debt instruments have fixed interest rates to maturity. If the Company’s operations require additional debt issuance, any changes in interest rates may have an impact on future results.

The Company's cash balances are maintained in various bank deposit accounts. The deposit accounts may exceed federally insured limits at various times throughout the year.

Commodities Futures Contracts

In connection with durum acquisitions for milling and pasta production requirements, the Company entered into durum and wheat futures contracts in fiscal year 1999 to reduce the effect of price fluctuations. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," these futures contracts met the hedge criteria and were accounted for as hedges. Accordingly, gains and losses were deferred and recognized in cost of sales as part of the product cost for the fiscal year ended July 31, 1999.

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” was effective for the Company in fiscal 2001. The Company did not enter into any material commodities futures contracts during fiscal years 2001 and 2000, and no material futures contracts were outstanding as of July 31, 2001 and 2000.

Revenue Recognition

Revenues are recognized upon shipment of the Company’s product to its customers. Pricing terms, including promotions and rebates, are final at that time.

The Company provides allowances for annual promotional programs on a pro-rata basis throughout the year. Revenues are presented net of discounts and allowances of $17,312,000, $20,899,000 and $20,534,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Short-term Investments (Restricted)

Short-term investments (restricted) represent certificates of deposit that are pledged as security for loans made by a financial institution to officers of the Company to exercise stock options.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs.

The major components of inventories as of July 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Durum	$2,010	$1,626
Finished goods	15,340	16,452
Packaging and ingredients	3,700	3,703

	$21,050	$21,781

Change in Inventory Valuation Method

In the third quarter of fiscal year 1999, the Company’s method of computing inventory valuations was changed from the net realizable value method used in prior years (a GAAP method of inventory valuation for cooperatives) to the lower of cost or market, determined on a FIFO basis, using product specific standard costs. The impact of this change on prior years (to July 31, 1998) of $3,429,000 is included as a charge against income for the year ended July 31, 1999.

In the three years prior to the change, the Company experienced significant increases in inventory, both overall quantities as well as in the number of product lines and number of items. Because of the incompatibility of the net realizable value methodology of valuing inventory with manufacturing software systems and the high cost of specialized programming to automate the net realizable value calculations, the Company had been maintaining manual net realizable value calculations and analysis, resulting in higher than appropriate administrative costs. As part of a cost analysis and reduction process, the Company determined that it was prudent to eliminate these recurring costs. The Company also had experienced frequent and rapid market changes in inventory values using the net realizable value method, and its results of operations were impacted by such fluctuations.

The adoption of the product specific standard cost methodology will improve comparability of the Company’s operating results and its internal financial condition to industry practice, and provide a better matching of revenues, cash flows and costs.

The statements of operations for the years ended July 31, 2001, 2000 and 1999 reflect the results utilizing the new methodology, with the change on prior years (to July 31, 1998) reflected as a charge against income for the year ended July 31, 1999. If the change had been applied retroactively, the following pro forma amounts would have been reflected (in thousands, except per share amounts):

	2001	2000	1999
Net revenues	$135,921	$136,862	$124,869
Cost of product sold	124,811	116,890	106,062

Gross proceeds	$11,110	$19,972	$18,807

Net earnings (loss)	$(1,799)	$7,624	$7,845

Basic earnings (loss) per share	$(0.16)	$0.68	$0.91

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

Interest is capitalized on construction projects of higher cost and longer duration. Interest capitalized totaled $112,000, $115,000 and $306,000 for the years ended July 31, 2001, 2000 and 1999.

The initial acquisition of land by the Cooperative is stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $7,003,000, $6,702,000 and $7,068,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

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

Details relative to property and equipment are as follows (in thousands):

	2001	2000
Land and improvements	$2,865	$2,800
Buildings	21,998	22,048
Equipment	90,121	85,173

Property and equipment in service	114,984	110,021
Construction in process	108	2,560
Less accumulated depreciation	(33,367)	(27,009)

	$81,725	$85,572

Investments in Cooperative Banks

Investments in cooperative banks are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

The Company was notified of reductions in its estimated patronage refunds from CoBank, ACB (CoBank) as well as its investment in CoBank during each of fiscal years 2000 and 1999. The Company has included a charge against income for the adjustment of its estimated patronage refunds totaling $23,000 and $284,000 for the years ended July 31, 2000 and 1999, respectively. The Company also recorded a write down of the value of its investment in CoBank, which includes the former St. Paul Bank for Cooperatives, totaling $36,000 and $68,000 for the years ended July 31, 2000 and 1999, respectively.

Other Assets

The Company capitalizes the initial cost incurred in the development of packaging designs for new customers and products. These costs are amortized over three to five year periods. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $2,263,000 and $1,636,000 as of July 31, 2001 and 2000, respectively.

Prepaid marketing costs relate to payments made to certain customers covering contract terms and pricing for varying periods extending beyond one year. These costs are amortized in proportion to sales volumes over the term of the agreement.

The debt issuance costs relate to expenditures incurred in obtaining long-term debt. These costs are being amortized over the term of the related debt based on the effective interest rate.

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2001	2000
Package design costs	$1,265	$1,453
Prepaid marketing costs	5,780	1,979
Debt issuance costs	152	182
Other	198	68

	$7,395	$3,682

Accrued Grower Payments

Accrued grower payments represent amounts due to growers for amounts withheld from durum purchases pursuant to the Growers Agreement.

Effective August 1, 1998, the durum delivery system to the Company was modified to include deliveries made through Northern Grains Institute (NGI), a North Dakota non-profit company. NGI administers the delivery arrangements and acts as each member’s grain handling and delivery agent for purposes of satisfying that member’s obligations under the Growers Agreement. NGI is responsible for arranging the logistics of durum deliveries and handling payment and accounting matters. NGI acts only as the agent for the member, and the member retains the economic risk and legal liability for such deliveries under the Growers Agreement.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	2001	2000
Accrued promotional costs	$2,033	$2,012
Accrued interest	1,159	1,167
Accrued freight	800	683
Other	1,717	1,245

	$5,709	$5,107

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are immaterial and expensed as incurred.

Interest Expense, Net

The Company earns patronage refunds from its patronage-based debt issued through cooperative banks based on its share of the net interest income earned by the banks. These patronage refunds received or estimated to be received are applied against interest expense. The Company recorded a net credit to interest expense of $248,000 for the year ended July 31, 2001. The Company recorded a charge to interest expense of $68,000 and $310,000 for the years ended July 31, 2000 and 1999, respectively.

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

The Company is subject to income taxes on earnings from non-patronage sources and patronage earnings not qualified to its members. Cooperative organizations have 8 ½ months after their fiscal year-end to make qualified patronage allocations in the form of written notices of allocation or cash. The provision for income taxes relates to the results of operations from non-patronage business, state income taxes and certain other permanent and temporary differences between financial and income tax reporting.

Members' Investment

Accumulated unallocated earnings represents cumulative net income which has not been allocated to members, while accumulated non-qualified allocated earnings represents earnings which have been allocated to members based on patronage but not distributed or qualified for income tax purposes.

Cooperative organizations have 8 ½ months after their fiscal year-end to make patronage allocations in the form of written notices of allocation or cash. As such, these allocations are normally reflected in the financial statements in the period in which such allocations are declared by the Board of Directors.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has not recognized any compensation expense under APB No. 25 upon the granting or exercise of stock options because the exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

Earnings per Share

The Company has presented earnings per share (EPS) for the years ended July 31, 2001, 2000 and 1999 using the guidelines established in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic EPS is calculated by dividing net earnings from patronage and non-patronage business available for members by the weighted average number of equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

Dilutive securities, consisting of options and convertible preferred stock, included in the calculation of diluted weighted average common shares were 22,000 in fiscal year 2001, 59,000 in fiscal year 2000 and 239,000 in fiscal year 1999. Because the Company’s stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 2 - SHORT-TERM NOTES PAYABLE

The Cooperative has a $19.0 million seasonal line of credit with CoBank, which is secured by property, equipment and current assets of the Company. The seasonal line of credit has a variable interest rate and matures on December 31, 2001. The balance outstanding as of July 31, 2001 and 2000 was $8,100,000 and $1,875,000, respectively.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended July 31, 2001, 2000 and 1999 are as follows (in thousands, except interest rates):

	2001	2000	1999
Maximum borrowings	$15,490	$7,875	$10,108

Average borrowing levels	$9,055	$2,257	$3,536

Average interest rates	6.97%	7.82%	7.30%

NOTE 3 - LONG-TERM DEBT

Information regarding long-term debt at July 31, 2001 and 2000 is as follows (in thousands):

	2001	2000
Term loans due to cooperative banks due in quarterly installments of $685,000 plus interest through December 31, 2004, interest at 8.68% to 8.76%, collateralized by property and equipment	$6,000	$6,000

Term loans due to cooperative banks due in quarterly installments of $625,000 plus interest through December 31, 2004, interest at 8.54% to 8.76%, collateralized by property and equipment	7,375	10,375

Non-patronage term loan from cooperative banks due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by property and equipment	9,600	10,800

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 commencing August 1, 2002 through August 1, 2008, interest at 7.04%, collateralized by property and equipment	18,000	18,000

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 commencing August 1, 2002 through August 1, 2010, interest at 7.14%, collateralized by property and equipment	9,000	9,000

Capital lease, three year term through March 1, 2002, Imputed interest at 9.1%	124	323

Term loan from the City of Carrington, due in monthly installments through 2003, interest rate of 4%	112	172

Convertible debt from Northern Plains Cooperative, due in annual installments through 2003, non-interest bearing	20	30

Convertible debt from Dakota Central Telecommunications, due in annual installments through 2003, non-interest bearing	20	30

Total long-term debt	50,251	54,730
Less current portion	2,657	3,104

Net long-term debt	$47,594	$51,626

As of July 31, 2001, the Company has prepaid $3,500,000, or approximately five quarterly installments on one term loan due to CoBank, and $1,250,000, or two quarterly installments, of the second term loan due to CoBank. These prepayments are reflected in the aggregate future maturities schedule present herein.

Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,	Long-term Debt	Capital Lease	Total
2002	$2,533	$128	$2,661
2003	9,320	-	9,320
2004	10,011	-	10,011
2005	7,176	-	7,176
2006	4,771	-	4,771
Thereafter	16,316	-	16,316
	50,127	128	50,255
Less imputed interest	-	4	4

Present value of net minimum payments	50,127	124	50,251
Less current portion	2,533	124	2,657

Long-term obligations	$47,594	$-	$47,594

The Company has a $9,600,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s loan agreements with its lenders contain certain covenants related to, among other matters, the maintenance of certain working capital, leverage, and debt service ratios and a minimum net worth requirement. The Company entered into a Waiver and Second Amendment to the Note Purchase Agreement and Notes effective June 1, 2001, whereby the events of default existing under Section 10.4(b) of the Note Purchase Agreement (as amended by the Waiver and First Amendment dated November 28, 2000) relating to the consolidated funded debt to consolidate funded cash flow ratio were waived. The Waiver and Second Amendment requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 4.25 to 1.00 for the period from May 1, 2001 to and including July 31, 2001, 3.75 to 1.00 for the period from August 1, 2001 to and including October 31, 2001, 3.25 to 1.00 for the period from November 1, 2001 to and including January 31, 2002 and 3.00 to 1.00 at all times thereafter, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period. The Notes were amended such that the rate of interest on the unpaid balance was increased by one percent at any time that either (a) the ratio of the Company’s consolidated funded debt to consolidated cash flow is greater than 3.00 to 1.00 as of the end of each fiscal quarter for the immediately preceding four fiscal quarters or (b) the Securities Valuation Office of the National Association of Insurance Commissioners has not assigned a designation category of “1” or “2” to the Notes. The one percent interest rate increase became effective August 1, 2001, amending the interest rate on the Series A Notes to 8.04% and the interest rate on the Series B Notes to 8.14% pursuant to the above.

The Company has convertible debt related to two non-interest bearing notes with annual installments of $10,000 each. Per the loan agreements, from March 1, 1995 through February 1, 2003, the Company shall have the privilege of converting the unpaid balance of indebtedness into series B preferred stock. The holders of the debt do not have the option to convert this debt.

The Company incurred $4,508,000, $4,569,000 and $5,369,000 of interest on long and short-term debt and other obligations in fiscal years 2001, 2000 and 1999, respectively, of which $112,000, $115,000 and $306,000 was capitalized in the respective periods. Patronage income from cooperative banks of $248,000 was netted against interest expense on the statement of operations for the year ended July 31, 2001. A charge from cooperative banks of $68,000 and $310,000 was included in interest expense in fiscal years 2000 and 1999, respectively.

NOTE 4 - MEMBERS' INVESTMENT

The Company had 1,156 and 1,158 shares of membership stock issued and outstanding as of July 31, 2001 and 2000, respectively.  11,253,121 shares of equity stock were issued and outstanding as of July 31, 2001 and 2000.

Under the terms of the Cooperative’s bylaws, the Cooperative’s net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually based on the volume of patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). The distribution can be in the form of cash or credits to each member-producer’s patronage credit account which has been established on the books of the Cooperative as determined by the Board of Directors. Equity requirements of the Cooperative may be retained as unallocated earnings, or retained from amounts due to patrons and credited to members' investments in the form of unit retains or undistributed allocated patronage. In the event of a net loss in any fiscal year, the Company may first offset the net loss against any earned unallocated surplus. If the net loss exceeds the earned unallocated surplus, the Company can elect to recover the net loss from prior or subsequent years net margins or savings. In no event can the Company make any assessment against the members. The Company can only allocate the current year net loss against prior years net operating margins or retains if the Company is in liquidation or a majority of the membership approves at a special meeting called before the end of the Company’s fiscal year.

For presentation purposes only, the Company has calculated net income (loss) per share by dividing earnings (loss) from patronage and non-patronage business available for members (net income (loss) less preferred dividends) by the weighted average number of equity shares outstanding during the period.

The net loss allocable to patronage business totaled $1,542,000 for the year ended July 31, 2001. Net income allocable to patronage business totaled $7,134,000 for the year ended July 31, 2000. For the year ended July 31, 1999, net income allocable to patronage business totaled $7,822,000 before the cumulative effect of a change in accounting method and $4,393,000 after the effect of the change.

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

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 50,000 shares of preferred stock with a par value of $100 per share. Preferred stock may be held by persons or entities that are not members of the Cooperative.

The Company issued 800 shares of series A preferred stock in fiscal 2000, of which 200 had been redeemed as of July 31, 2001. Each share of preferred series A stock entitles its holder to receive a non-cumulative 6% annual dividend. The preferred series A stock is scheduled to be redeemed ratably on a quarterly basis through December 2005.

Each share of series B preferred stock entitles its holder to receive an annual cash dividend at the rate of $2.00 per share, when and as declared by the Board of Directors. Dividends on the series B preferred stock shall not accumulate if not declared by the board.

The 525 shares of outstanding preferred series B stock may be redeemed, in whole or in part, at the option of the Company at any time at the redemption price of $100 per share, plus any declared but unpaid dividends. The stockholder may require the Company to redeem all or a said portion of the shares for $100 per share, plus any declared but unpaid dividends.

Each share of preferred series C stock shall receive payment of non-cumulative dividends at the rate of 6% per annum, calculated on the par value of the preferred stock. Each share of series C preferred stock is convertible into 24 shares of the Company’s equity stock. The conversion ratio shall be proportionately adjusted at any time the outstanding shares of equity stock are increased or decreased without payment by or to the Company or the Company’s members. The Company had 924 shares of preferred series C stock issued and outstanding as of July 31, 2001 and 2000.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and completed six months of service as defined in the plan document. The Company matches 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $342,000, $291,000 and $216,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo. Contributions for the years ended July 31, 2001, 2000 and 1999 totaled $99,000, $74,000 and $83,000, respectively.

NOTE 7 - INCOME TAXES

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

Significant components of the Company's deferred tax assets and liabilities as of July 31, 2001 and 2000 related to temporary differences are as follows (in thousands):

	2001	2000
Deferred tax assets
AMT credit carryforward	$20	$20
Nonpatronage net operating loss carryforward	266	169
	286	189
Less valuation allowance	(286)	(189)

Total deferred tax assets	-	-

Deferred tax liabilities
Property and equipment	3,777	4,095
Deferred gain on installment sale	-	-

Total deferred tax liabilities	3,777	4,095

Net deferred tax liabilities	$(3,777)	$(4,095)

Classified in the accompanying balance sheets as follows:

	2001	2000
Noncurrent liabilities	$(3,777)	$(4,095)

The Company has a nonpatronage net operating loss carryforward as of July 31, 2001 totaling $666,000, of which $424,000 will expire in fiscal year 2018 and $242,000 will expire in fiscal year 2021. The AMT credit carryforward may be carried forward indefinitely.

Income tax expense (benefit) consists of the following (in thousands):

	2001	2000	1999
Current income tax expense (benefit)	$7	$(407)	$467
Deferred income taxes	(318)	(891)	32

Income tax expense (benefit)	$(311)	$(1,298)	$499

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

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt and capital leases approximates the carrying value as of July 31, 2001 and 2000.

NOTE 9 - OPERATING LEASES

The Company leases various items of equipment, primarily rail cars, forklifts and computers.

Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

2002	$531
2003	189
2004	114
2005	59
2006	12
$905

Lease expense totaled $988,000, $907,000 and $849,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2001, the Company had outstanding commitments for grain purchases totaling $5,661,000.

Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $1.3 million for fiscal years 2002, 2003, and 2004. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004.

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

NOTE 11 - STOCK OPTION PLANS

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

Options granted under this Plan must be exercised within ten years from the date such options are granted. Options are exercisable only by the employee during the employee’s lifetime. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse. The employee must sell or dispose of the preferred stock, or equity stock upon conversion, within 15 months from the date of employment termination.

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

The following table sets out information on options outstanding and exercisable:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 1998	5,728	$ 100 - $150	$108.84	3,809
Exercised	(4,857)	$ 100 - $150	$105.71
Granted	2,174	$ 150	$150.00
Canceled/Expired	-

Outstanding at July 31, 1999	3,045	$ 100 - $150	$108.84	958
Exercised	(7,412)	$ 150 - $180	$176.12
Granted	8,142	$ 180	$180.00
Canceled/Expired	(3,775)	$ 100 - $180	$157.95

Outstanding at July 31, 2000	-

There was no stock option activity in fiscal year 2001, and no options were outstanding as of July 31, 2001 and 2000.

The Company applies APB No. 25 in accounting for employee stock options. Accordingly, no compensation expense was recorded during the years ended July 31, 2000 and 1999 related to the issuance or exercise of stock options. The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation" would not have had a material impact on net income and earnings per share in fiscal years 2000 or 1999.

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

Name and Address	Age	District	Term Expires
John S. Dalrymple, III (1)(2)	53	Cass-Barnes	2003
PO Box 220		Number 4
Casselton, ND 58102
Allyn K. Hart	62	Northeast	2002
RR 1, Box 61		Number 6
Wales, North Dakota 58281
Roger A. Kenner (3)	52	Lake Region	2004
RR 2, Box 53		Number 8
Leeds, North Dakota 58346
James F. Link	74	Southeast	2003
1304 4th Street North		Number 3
Wahpeton, North Dakota 58075
Eugene J. Nicholas (1)(2)	56	North Central	2004
214 14th Street		Number 7
Cando, North Dakota 58324
John D. Rice, Jr. (3)	47	Durum Triangle	2003
3556 52nd Ave NE		Number 9
Maddock, North Dakota 58348
Jeffery O. Topp	42	South Central	2004
RR 1, Box 23		Number 2
Grace City, North Dakota 58445
Curtis R. Trulson (1)(2)	49	Western	2002
RR 1, Box 62		Number 1
Ross, North Dakota 58776
Michael E. Warner (1)(2)	51	East Central	2002
RR 2, Box 119		Number 5
Hillsboro, North Dakota 58045

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

(3) Mr. Kenner and Mr. Rice are first cousins.

        John S. Dalrymple III.  Mr. Dalrymple has been chairman of the board of directors of the Company since 1991. He became Lieutenant Governor of North Dakota in 2000. He had been a state representative since 1984 and served as Chairman of the House Appropriations Committee and of the Budget Section of the North Dakota House of Representatives. Mr. Dalrymple previously served on the board of directors of Spring Wheat Bakers and the U.S. Durum Growers Association. He has been a farmer in the Casselton area since 1971. He received a Bachelor of Arts in American Studies from Yale University.

        Allyn K. Hart.  Mr. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier County area since 1961. He is a member of the board of directors of Cavalier County Job Development Authority. Mr. Hart received a Bachelor of Science from North Dakota State University.

        Roger A. Kenner.  Mr. Kenner has been a director of the Company since 1991. He is the chairman of the American Simmental Association and a past president of the North Dakota Simmental Association. Mr. Kenner is currently chairman of Golden Plains Frozen Foods LLC. He is active in many economic development projects and has served on various other boards and committees. He has been a farmer and certified seed producer in the Leeds area since 1964. Mr. Kenner received a Bachelor of Science in Agricultural Economics from North Dakota State University in 1971.

        James F. Link.  Mr. Link has been a director of the Company since 1991. Mr. Link has served on the boards of directors of Farm Credit and Minn-Dak Farmers Cooperative. Mr. Link served on the Pro-Gold Corn Plan Development Committee. He has been a farmer in the Wahpeton area since 1947.

        Eugene J. Nicholas.  Mr. Nicholas has been a director of the Company since 1991. Mr. Nicholas has been a state representative since 1974. He serves as chairman of the North Dakota House of Representatives Agriculture Committee. Mr. Nicholas also serves on the boards of directors of Towner County Bank, Cando, and the Durum Triangle Economic Development Committee. Mr. Nicholas previously served on the board of directors of the U.S. Durum Growers Association. Mr. Nicholas received a Bachelor of Science in Business Economics from North Dakota State University.

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

        Jeffrey O. Topp.  Mr. Topp has been a director of the Company since 1991. He is president of the Eddy County Agriculture Improvement Association. Mr. Topp also serves on the board of Bethel Chapel. He is a partner of T-T Ranch, and has been a farmer in the Grace City area since 1978.

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

        Michael E. Warner.  Mr. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer since 1967 and is currently owner of Mike Warner Farm near Hillsboro, North Dakota. Mr. Warner is chairman of the board of directors of Spring Wheat Bakers. He also serves on the board of directors of Warner Equipment Co., and as a trustee of Meritcare Health Systems of Fargo, North Dakota. Mr. Warner served on the board of directors of American Crystal Sugar from 1989 through 1996. Mr. Warner received a Bachelor of Science in Pharmacy from North Dakota State University.

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

Executive Officers

        The table below lists the principal officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position
Timothy J. Dodd	46	President and General Manager
Thomas P. Friezen	42	Chief Financial Officer
Susan M. Clemens	40	Vice President, Human Resources and Administration
James D. Cochran	34	Vice President, Supply Chain
Radwan Ibrahim	57	Vice President, Quality Assurance
Eldon Buschbom	53	Vice President, Operations (Minnesota)
David E. Tressler	47	Vice President, Operations (North Dakota)
Edward O. Irion	30	Vice President, Finance

Timothy J. Dodd.  Mr. Dodd is the President and General Manager of the Company. Prior to joining the Company in December 1991, he had been the vice president of manufacturing of the American Italian Pasta Co., a durum milling and pasta production company located in Missouri, since 1988. He received a Bachelor of Science degree in milling science and management from Kansas State University.

        Thomas P. Friezen.  Mr. Friezen joined the Company in April 1995 as Vice President--Finance and became Chief Financial Officer in August 2000. From 1991 to 1995 he was the Accounting Supervisor at Arizona Electric Power Cooperative, an electricity generation and transmission company. Prior to that Mr. Friezen was the Accounting Manager at Williston Basin Interstate Pipeline, a natural gas transmission company. He received a Bachelor of Science in accounting from University of Mary, Bismarck, North Dakota and is a certified public accountant.

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

        James D. Cochran.  Mr. Cochran has been Vice President--Supply Chain since February 20, 1998. From 1997 to 1998, he was Vice President of New Business Development at Primo Piatto, Inc. Mr. Cochran held various positions with Borden Foods from 1990 to 1997, most recently as Materials Manager. Mr. Cochran has a Bachelor of Science degree in industrial management from Purdue University and a Master’s degree in manufacturing systems from the University of St. Thomas, St. Paul, Minnesota.

        Radwan Ibrahim.  Mr. Ibrahim has been Vice President--Quality Assurance since February 20, 1998. From August 1997 to February 1998, he served as Chief Technical Officer and Vice President of Primo Piatto, Inc. Mr. Ibrahim also was Group Quality Control Manager at Borden Foods from 1992 to 1997. Mr. Ibrahim received a Bachelor of Science degree in food science and a master’s degree in cereal technology from Alexandria University, Egypt and holds a Ph.D. degree in cereal chemistry from North Dakota State University.

        Eldon F. Buschbom.  Mr. Buschbom has been Vice President--Operations (Minnesota) since May 30, 2000.  He joined Borden/Creamette in February 1996 as Engineering Manager. He served as Vice President of Engineering and Manufacturing Technology for Primo Piatto, Inc. from August 1997 to February 1998.  Prior to joining the Company, Mr. Buschbom was Plant Manager for Steel Prep, Inc., and during the previous 14 years, held various engineering and manufacturing operations management positions with divisions of Pillsbury including American Beauty Pasta, Green Giant Frozen Vegetables, Totino’s Pizza and the International Foods Division. He received a Bachelor of Science Degree in mechanical engineering from the University of Minnesota, IT.

        David E. Tressler.  Mr. Tressler, currently Vice President--Operations (North Dakota) joined the Company in February 1992 as a Project Engineer. Prior to joining the Company, Mr. Tressler worked as a director of engineering at American Italian Pasta Company, where he was responsible for monitoring the completion of the initial pasta plant. From 1977 to 1988 he was plant engineer at International Multi-Foods, Inc. He received a Bachelor of Science degree in industrial engineering from Iowa State University at Ames, Iowa.

        Edward O. Irion.  Mr. Irion joined the Company in December 1999 as Assistant Vice President--Planning and Control and became Vice President--Finance in August 2000. Prior to joining the Company, he spent six years with the regional accounting firm of Eide Bailly LLP in Fargo, North Dakota. He received a Bachelor of Science in accounting from Minnesota State University-Moorhead and is a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes the amount of compensation paid to the Company's President and General Manager and each of the Company's most highly compensated officers for services rendered to the Company during the fiscal year ended July 31, 2001 and the two prior fiscal years.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	Securities Underlying Options
Timothy J. Dodd	2001	$185,652	$-	$6,234	-
President and General Manager	2000	175,000	102,785	3,884	4,950
	1999	177,869	94,221	6,312	1,168

Thomas P. Friezen	2001	137,955	-	4,813	-
Chief Financial Officer	2000	136,250	22,510	4,194	580
	1999	129,385	17,229	9,997	386

James D. Cochran	2001	106,217	-	3,881	-
Vice President, Supply Chain	2000	100,000	15,000	6,023	-
	1999	80,269	-	6,349	-

David E. Tressler	2001	106,152	-	1,378	-
Vice President,	2000	100,000	50,000	4,423	-
Operations (North Dakota)	1999	100,000	20,165	1,154	-

Eldon F. Buschbom (2)	2001	105,506	-	3,693	-
Vice President,	2000	58,119	10,000	2,397	-
Operations (Minnesota)	1999	73,925	-	3,108	-

(1) Includes the Company's 401(k) matching contribution, excess life insurance and with respect to Mr. Dodd and Mr. Friezen the taxable portion of reimbursable business expenses.

(2) Mr. Buschbom left the Company in March 2000 and returned in May 2000 as Vice President of Operations (Minnesota).

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

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee are John S. Dalrymple III, Eugene J. Nicholas and Curtis R. Trulson. None of these directors are or have been an officer or employee of the Company. During fiscal year 2001, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Since the Company is a cooperative with voting rights arising from ownership of a share of Membership Stock, each member has equal voting rights of one vote per member. No director or officer owns beneficially more than 0.6% of the Company's issued and outstanding Membership Stock; the directors and officers as a group beneficially own approximately 2.5% of the issued and outstanding Membership Stock. With regard to the Equity Stock, no director or officer owns beneficially more than 3.1% of the issued and outstanding shares. The directors and officers, as a group, beneficially own approximately 11.2% of the Company’s issued and outstanding Equity Stock.

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

        The Company has advanced funds to certain officers to cover personal alternative minimum taxes and other costs generated as a result of these officers exercising stock options. Interest on the advances is charged at the applicable federal rate as published by the Internal Revenue Service. The amount due from officers as of July 31, 2001 for indebtedness exceeding $60,000 at any time during the fiscal year is as follows:

Timothy J. Dodd	$106,658

        Except for durum wheat sales and the above transactions noted, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following are filed as part of this report:

1.  Financial Statements

        Independent Auditor's Report

        Consolidated Balance Sheets as of July 31, 2001 and 2000

        Consolidated Statements of Operations for the years ended July 31, 2001, 2000 and 1999

        Consolidated Statements of Changes in Members' Investment for the years ended July 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

        All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.  Reports on Form 8-K

        None.

4.  Exhibits

3.1

Restated Articles of Association of Dakota Growers Pasta Company. (Incorporated by reference to Exhibit 3.1 from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001.)

3.2	Restated Bylaws of Dakota Growers Pasta Company. (Incorporated by reference to Exhibit 3.2 from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001.)

4.1

Note Purchase Agreement dated July 15, 1998. (Incorporated by reference to Exhibit 4.1 from the Company's Amendment No. 1 to Form S-1 Registration Statement on Form S-1/A, File No. 333-65071, declared effective October 21, 1998.)

4.2

Waiver and First Amendment to Note Purchase Agreements dated November 28, 2000. (Incorporated by reference to Exhibit 4.1 from the Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended October 31, 2000.)

4.3	Waiver and Second Amendment to Note Purchase Agreement and Notes dated June 1, 2001.

10.1

Form of Growers Agreement between the Company and members of the Company. (Incorporated by reference to Exhibit 10.5 from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001.)

10.2

Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by reference to Exhibit 10.9 from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)

10.3

Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Dakota Central Telecommunications Cooperative. (Incorporated by reference to Exhibit 10.10 from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)

10.4

Loan Agreement in the aggregate amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.11 from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)

10.5

Promissory Note in the principal amount of $100,000 dated February 5, 1993 between the Company and Tri-County Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.12 from the Company's Registration Statement on Form S-1, File No. 33-99834, declared effective January 26, 1996.)

10.6

Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company dated May 1, 1997. (Incorporated by reference to Exhibit 10.10 from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.7	Master Loan Agreement and Supplements dated June 20, 2001 between the Company and CoBank, ACB.

10.8

Agreement between Dakota Growers Pasta Company and JP Foodservice, Inc. dated March 7, 1997. (Incorporated by reference to Exhibit 10.13 from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.9

Consulting Agreement between Dakota Growers Pasta Company and Peninsula Trading Company, Inc. dated October 15, 1997. (Incorporated by reference to Exhibit 10.14 from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.)

10.10	Incentive Stock Plan. (Incorporated by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 1998.) *

10.11

Distribution and Marketing Alliance Agreement between the Company and Gruppo Euricom dated August 15, 2000. (Incorporated by reference to Exhibit 10.3 from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.12

Five-Year Contract Extension between the Company and U.S. Foodservice dated December 28, 2000. (Incorporated by reference to Exhibit 10.4 from the Company's Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.13	Amendment to Master Loan Agreement dated October 16, 2001 between the Company and CoBank, ACB.

21	Subsidiary of the registrant

	Name of Subsidiary	Jurisdiction of Incorporation
	Primo Piatto, Inc.	Minnesota

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

Dated: October 29, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	General Manager
Timothy J. Dodd	(Principal Executive Officer)	October 29, 2001

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	October 29, 2001

/s/ Edward O. Irion	Vice-President - Finance
Edward O. Irion	(Principal Accounting Officer)	October 29, 2001

/s/ John S. Dalrymple III
John S. Dalrymple III	Director	October 29, 2001

/s/ John D. Rice, Jr.
John D. Rice, Jr.	Director	October 29, 2001

/s/ Curt R. Trulson
Curt R. Trulson	Director	October 29, 2001

/s/ Allyn K. Hart
Allyn K. Hart	Director	October 29, 2001

/s/ Roger A. Kenner
Roger A. Kenner	Director	October 29, 2001

/s/ James F. Link
James F. Link	Director	October 29, 2001

/s/ Eugene J. Nicholas
Eugene J. Nicholas	Director	October 29, 2001

/s/ Jeffery O. Topp
Jeffery O. Topp	Director	October 29, 2001

/s/ Michael E. Warner
Michael E. Warner	Director	October 29, 2001