Form 10-Q
period 2001-10-31
DAKOTA GROWERS PASTA CO
filed 2001-12-13
CIK 1004154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2001

            or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒ No  ☐

The number of shares outstanding of the Registrant's classes of common stock were 1,155 shares of membership stock, par value $125.00, and 11,275,297 of equity stock, par value $2.50, as of December 13, 2001.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31,	July 31,
	2001	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$3

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $453 and $610, respectively	12,000	11,560

Other receivables	965	1,138

Inventories	20,000	21,050

Prepaid expenses	1,839	1,602

Total current assets	36,781	37,327

PROPERTY AND EQUIPMENT
In service	115,005	114,984
Construction in process	249	108
	115,254	115,092
Less accumulated depreciation	(35,090)	(33,367)

Net property and equipment	80,164	81,725

INVESTMENT IN COOPERATIVE BANKS	2,211	2,211

OTHER ASSETS	6,916	7,395

	$126,072	$128,658

LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES
Notes payable	$4,800	$8,100
Current portion of long-term debt	6,801	2,657
Accounts payable	4,593	4,400
Excess outstanding checks over cash on deposit	377	1,072
Dividends payable	7	-
Accrued grower payments	1,345	969
Accrued liabilities	5,343	5,709

Total current liabilities	23,266	22,907

COMMITMENTS AND CONTINGENCIES	-	-
LONG-TERM DEBT, net of current portion	42,182	47,594
DEFERRED INCOME TAXES	3,697	3,777

Total liabilities	69,145	74,278

REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, issued 567 and 600 shares, respectively	57	60
Series B, 2% non-cumulative, $100 par value, issued 525 shares	53	53

Total preferred stock	110	113

MEMBERS' INVESTMENT
Convertible preferred stock Series C, 6% non-cumulative, $100 par value, issued 924 shares as of July 31, 2001	-	92
Membership stock, $125 par value, issued 1,155 and 1,156 shares, respectively	144	144
Equity stock, $2.50 par value, issued 11,275,297 and 11,253,121 shares, respectively	28,188	28,133
Additional paid-in capital	22,913	22,876
Accumulated allocated earnings	4,596	4,596
Accumulated unallocated earnings (deficit)	976	(1,574)

Total members' investment	56,817	54,267

Total liabilities and members' investment	$126,072	$128,658

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	October 31,
	2001	2000
Net revenues (net of discounts and allowances of $4,168 and $4,864, respectively)	$37,546	$33,283

Cost of product sold	31,642	30,947

Gross proceeds	5,904	2,336

Marketing, general and administrative expenses	2,429	2,603

Operating proceeds (loss)	3,475	(267)

Other income (expense)
Interest and other income	112	139
Gain on sale of other assets	2	-
Interest expense, net	(1,111)	(1,053)

Income (loss) before income taxes	2,478	(1,181)

Income tax benefit	80	79

Net income (loss) from patronage and non-patronage business	2,558	(1,102)
Dividends on preferred stock	8	12

Net earnings (loss) from patronage and non-patronage business available for members	$2,550	$(1,114)

Average equity shares outstanding	11,275	11,253

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding

Basic	$0.23	$(0.10)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Three Months Ended
	October 31,
	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$2,558	$(1,102)
Add (deduct) non-cash items
Depreciation and amortization	2,223	2,211
Gain on sale of other assets	(2)	-
Deferred income taxes	(80)	(79)
Changes in assets and liabilities
Trade receivables	(440)	1,055
Other receivables	173	(4)
Inventories	1,050	1,045
Prepaid expenses	7	72
Other assets	-	1
Accounts payable	193	2,076
Excess outstanding checks over cash on deposit	(695)	-
Grower payables	376	(109)
Other accrued liabilities	(366)	(42)

NET CASH FROM OPERATING ACTIVITIES	4,997	5,124

INVESTING ACTIVITIES
Purchases of property and equipment	(162)	(685)
Proceeds on sale of property, equipment, and other assets	53	-
Payment for long-term prepaid marketing costs	(250)	-
Payments for package design costs	(66)	(73)

NET CASH USED IN INVESTING ACTIVITIES	(425)	(758)

FINANCING ACTIVITIES
Net change in short-term notes payable	(3,300)	(1,875)
Payments on long-term debt	(1,268)	(1,263)
Preferred stock retirements	(3)	(3)
Dividends paid on preferred stock	(1)	(1)

NET CASH USED IN FINANCING ACTIVITIES	(4,572)	(3,142)

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	1,224

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	1,725

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$2,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,541	$1,504

Income taxes	$8	$2

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Declaration of patronage distribution	$-	$4,466
Declaration of dividends on preferred stock	7	11

	$7	$4,477

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2001 as filed in the Company’s Form 10-K.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2001. The information contained in the balance sheet as of July 31, 2001 was derived from the Company’s audited annual report for fiscal 2001. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2001 include raw materials of $5,470,000 and finished goods of $14,530,000. Inventories at July 31, 2001 include raw materials of $5,710,000 and finished goods of $15,340,000.

NOTE 4 – INCOME TAXES

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

The Company has recorded an income tax benefit of $80,000 and $79,000 for the three months ending October 31, 2001 and 2000, respectively, resulting from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

NOTE 5 – PATRONAGE BUSINESS

The Company’s business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income and any income taxes assessed on non-member business. Net earnings allocable to patronage business totaled $2,580,000 for the three months ended October 31, 2001.This compares to a net loss allocable to patronage business of $913,000 for the three months ended October 31, 2000.

NOTE 6 – EARNINGS (LOSS) PER SHARE

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

NOTE 7 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $7,312,000 at October 31, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s 2001 Form 10-K under "Risk Factors", that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

Dakota Growers generated net earnings of $2.6 million for the three months ended October 31, 2001, up considerably from the $1.1 million net loss incurred for the quarter ended October 31, 2000.

Various revenue enhancement and cost cutting measures implemented over the past year contributed to the increase in profitability. The Company realized volume and pricing gains in the foodservice and retail segments in the first quarter of fiscal 2002. Cost efficiencies have been realized from the closure of the Minneapolis factory in conjunction with the completion of the lasagna line in New Hope. The Company has reduced its labor force where necessary to match product demand levels and continues to explore opportunities to reduce logistics costs.

Results of Operations

Comparison of the Three Months Ended October 31, 2001 and 2000

Net Revenues. Net revenues increased $4.3 million, or 12.8%, to $37.5 million for the quarter ended October 31, 2001, from $33.3 million for the quarter ended October 31, 2000. Higher per unit selling prices and higher sales volumes contributed to the increase over the corresponding period of the prior year as pasta per unit selling prices increased 6.2% while pasta sales volumes increased 4.7%.

Revenues from the retail segment increased $2.2 million, or 10.8%, as a result of a 6.2% increase in per unit selling prices combined with increased sales volumes. Retail growth was particularly strong in the club store market. Foodservice revenues increased $2.2 million, or 33.6%, due to volume growth of 27.6% as well as slight increases in per unit selling prices. Volume growth in the foodservice segment continues to be driven primarily by expansions and acquisitions by our customers. Revenues from the ingredient segment decreased $0.9 million, or 22.4%, mainly as a result of a 22.3% decrease in sales volumes.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales were up $0.8 million from the prior year as a result of increases in both sales volumes and per unit selling prices.

Cost of Product Sold. Cost of product sold increased $0.7 million, or 2.3%, to $31.6 million for the quarter ended October 31, 2001. The increase resulted mainly from revenue growth offset by lower conversion costs due to labor reductions and other cost cutting initiatives. Gross margin as a percentage of net revenues increased from 7.0% to 15.7% as a result of these factors.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $2.4 million for the three months ended October 31, 2001, down 6.7% from the corresponding period of the prior year. MG&A expenses as a percentage of net revenues decreased from 7.8% to 6.5%.

Interest Expense. Interest expense increased $58,000 primarily as a result of a one percent interest rate increase on the Senior Secured Notes held by institutional investors effective August 1, 2001.

Income Taxes. The Company has recorded an income tax benefit of $80,000 and $79,000 for the quarters ended October 31, 2001 and 2000, respectively, relating to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income. Net income for the three months ending October 31, 2001 totaled $2.6 million compared to the $1.1 million net loss incurred for the three months ending October 31, 2000. The $3.7 million increase in net earnings resulted from increases in per unit selling prices and sales volumes combined with cost reductions as noted above.

Liquidity and Capital Resources

The Company's liquidity requirements include the operation of manufacturing facilities, investments in equipment and the expansion of working capital to meet its growth requirements, as well as providing a fair return to its members. The Company meets these liquidity requirements from cash provided by operations, short-term borrowings under its line of credit, sales of equities and outside debt financing. Working capital as of October 31, 2001 was $13.5 million compared to $14.4 million as of July 31, 2001.

The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. The Company has a seasonal line of credit for $19.0 million with CoBank, ACB (“the Bank”). The balance outstanding on the line of credit was $4.8 million as of October 31, 2001. Cash, receivables and inventories secure borrowings against the line of credit.

The Company’s long-term financing is provided through various secured term loans and secured notes with the Bank and institutional investors. Variable interest rates on term and seasonal loans are based on the Bank’s cost of funds.

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2001.

Operations generated $5.0 million of net cash flow for the three months ended October 31, 2001 compared to $5.1 million for the three months ended October 31, 2000. The decrease in net cash provided by operations was primarily due to an increase in receivables and a decrease in accounts payable for the corresponding periods offset by the increase in net income.

Net cash used in investing activities relates primarily to the purchase and installation of milling and pasta equipment and payments made under long-term marketing agreements. Net cash used in financing activities totaled $0.4 million and $0.8 million for the three months ended October 31, 2001 and 2000, respectively.  A majority of the Company’s technology assets are placed under lease agreements, which allows the Company to stay relatively current with changing technologies.

Net cash used in financing activities totaled $4.6 million and $3.1 million for the three months ended October 31, 2001 and 2000, respectively. Substantially all of these amounts related to debt payments.

The Company has current commitments for $7.3 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total approximately $2.0 million in fiscal year 2002. These expenditures are primarily for pasta line upgrades and cost reduction projects. Commitments for monthly operating lease payments for technology and other assets total $0.8million, of which $0.6 million is due within one year. We expect to fund these commitments through cash from operations and borrowings under our line of credit.

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

Dated: December 13, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and General Manager
Timothy J. Dodd	(Principal Executive	December 13, 2001
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	December 13, 2001
Officer)

/s/ Edward O. Irion	Vice President - Finance
Edward O. Irion	(Principal Accounting	December 13, 2001
Officer)