Form 10-Q
period 2002-01-31
DAKOTA GROWERS PASTA CO
filed 2002-03-14
CIK 1004154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

        The number of shares outstanding of the Registrant’s classes of common stock were 1,155 shares of membership stock, par value $125.00, and 11,275,297 shares of equity stock, par value $2.50, as of March 14, 2002.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	January 31, 2002	July 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$3

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $588 and $610, respectively	13,378	11,560

Other receivables	425	1,138

Inventories	20,105	21,050

Prepaid expenses	2,137	1,602

Total current assets	38,022	37,327

PROPERTY AND EQUIPMENT
In service	115,276	114,984
Construction in process	39	108
	115,315	115,092
Less accumulated depreciation	(36,755)	(33,367)

Net property and equipment	78,560	81,725

INVESTMENT IN COOPERATIVE BANKS	2,211	2,211

OTHER ASSETS	8,049	7,395

	$126,842	$128,658

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	January 31, 2002	July 31, 2001
	(Unaudited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Notes payable	$3,500	$8,100
Current portion of long-term debt	7,983	2,657
Accounts payable	3,334	4,400
Excess outstanding checks over cash on deposit	2,238	1,072
Accrued grower payments	880	969
Accrued liabilities	5,724	5,709

Total current liabilities	23,659	22,907

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	40,910	47,594
DEFERRED INCOME TAXES	3,618	3,777

Total liabilities	68,187	74,278

REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, 800 shares authorized, 533 and 600 shares issued and outstanding as of January 31, 2002 and July 31, 2001, respectively	53	60
Series B, 2% non-cumulative, $100 par value, 2,700 shares authorized, 525 shares issued and outstanding	53	53

Total redeemable preferred stock	106	113

MEMBERS’ INVESTMENT
Convertible preferred stock
Series C, 6% non-cumulative, $100 par value, 15,000 shares authorized, 924 shares issued and outstanding as of July 31, 2001	—	92
Membership stock, $125 par value, 2,000 shares authorized, 1,155 and 1,156 shares issued and outstanding as of January 31, 2002 and July 31, 2001, respectively	144	144
Equity stock, $2.50 par value, 25,000,000 shares authorized, 11,275,297 and 11,253,121 shares issued and outstanding as of January 31, 2002 and July 31, 2001, respectively	28,188	28,133
Additional paid-in capital	22,913	22,876
Accumulated allocated earnings	4,596	4,596
Accumulated unallocated earnings (deficit)	2,708	(1,574)

Total members’ investment	58,549	54,267

Total liabilities and members’ investment	$126,842	$128,658

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended January 31,
	2002	2001
Net revenues (net of discounts and allowances of $4,083 and $4,537, respectively)	$37,020	$31,632

Cost of product sold	32,023	30,010

Gross proceeds	4,997	1,622

Marketing, general and administrative expenses	2,381	2,469

Operating proceeds (loss)	2,616	(847)

Other income (expense)
Interest and other income	66	46
Interest expense, net	(1,028)	(1,062)

Income (loss) before income taxes	1,654	(1,863)

Income tax benefit	79	80

Net income (loss) from patronage and non-patronage business	1,733	(1,783)
Dividends on preferred stock	1	1

Net earnings (loss) from patronage and non-patronage business available for members	$1,732	$(1,784)

Average equity shares outstanding	11,275	11,253

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding

Basic	$0.15	$(0.16)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended January 31,
	2002	2001
Net revenues (net of discounts and allowances of $8,251 and $9,401, respectively)	$74,566	$64,915

Cost of product sold	63,665	60,957

Gross proceeds	10,901	3,958

Marketing, general and administrative expenses	4,810	5,071

Operating proceeds (loss)	6,091	(1,113)

Other income (expense)
Interest and other income	178	185
Gain on sale of other assets	2	—
Interest expense, net	(2,139)	(2,115)

Income (loss) before income taxes	4,132	(3,043)

Income tax benefit	159	159

Net income (loss) from patronage and non-patronage business	4,291	(2,884)
Dividends on preferred stock	9	13

Net earnings (loss) from patronage and non-patronage business available for members	$4,282	$(2,897)

Average equity shares outstanding	11,275	11,253

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding

Basic	$0.38	$(0.26)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended January 31,
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$4,291	$(2,884)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	4,398	4,403
Gain on sale of other assets	(2)	—
Deferred income taxes	(159)	(159)
Payments for long-term prepaid marketing costs	(2,250)	(5,038)
Changes in assets and liabilities:
Trade receivables	(1,818)	1,125
Other receivables	713	130
Inventories	945	(2,574)
Prepaid expenses	221	178
Other assets	—	2
Accounts payable	(1,066)	141
Excess outstanding checks over cash deposits	1,166	1,459
Growers payables	(89)	(130)
Other accrued liabilities	15	497

NET CASH FROM (USED IN) OPERATING ACTIVITIES	6,365	(2,850)

INVESTING ACTIVITIES
Purchases of property and equipment	(223)	(2,415)
Proceeds from sale of other assets	53	—
Payments for package design costs	(221)	(173)

NET CASH USED IN INVESTING ACTIVITIES	(391)	(2,588)

FINANCING ACTIVITIES
Net change in short-term debt	(4,600)	12,525
Payments on long-term debt	(1,358)	(4,327)
Preferred stock retirements	(7)	(6)
Dividends paid on preferred stock	(9)	(13)
Patronage distributions	—	(4,466)

NET CASH FROM (USED IN) FINANCING ACTIVITIES	(5,974)	3,713

(continued on next page)

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended January 31,
	2002	2001
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(1,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	1,725

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for
Interest (net of amounts capitalized)	$2,035	$2,056

Income taxes	$10	$4

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2001 as filed in the Company’s Form 10-K.

NOTE 1 — ORGANIZATION

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

The Company formed three wholly owned subsidiaries in January 2002. On February 1, 2002, Dakota Growers Restructuring Company, Inc, one of the wholly owned subsidiaries created by the Company, filed a Registration Statement on Form S-4 with the United States Securities and Exchange Commission. The S-4 describes the proposed conversion of the Company from a North Dakota cooperative into a North Dakota corporation. Subject to the approval of the members of the Company, the proposed conversion will be effected by a series of mergers, via the newly created wholly owned subsidiaries, as described within the S-4.  If the proposed conversion is completed, the Company’s wholly owned subsidiary, Dakota Growers Restructuring Company, Inc., would be the surviving entity, conducting the Company’s on-going business.  Upon completion of the conversion, the surviving entity would adopt the name Dakota Growers Pasta Company, Inc. Please see the aforementioned Form S-4 for more information regarding the proposed transaction.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2001. The information contained in the balance sheet as of July 31, 2001 was derived from the Company’s audited annual report for fiscal 2001. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

NOTE 3 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2002 include raw materials of $5,813,000 and finished goods of $14,292,000. Inventories at July 31, 2001 include raw materials of $5,710,000 and finished goods of $15,340,000.

NOTE 4 — LOAN AGREEMENTS

On February 15, 2002, the Company secured a $19 million revolving credit facility with CoBank covering the period from March 1, 2002 through February 25, 2003. The revolving line has a variable interest rate not to exceed CoBank’s National Variable Rate plus 1% and is secured by property, equipment, and current assets of the Company. The balance outstanding under the Company’s previous line of credit agreements totaled $3.5 million and $8.1 million as of January 31, 2002 and July 31, 2001, respectively.

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2002. On January 24, 2002, the Company and CoBank entered into an amendment of the Master Loan Agreement, which requires the Company to maintain a debt service coverage ratio, measured at the end of each fiscal year, of 1.25 to 1. The Company had previously been required to maintain a debt service coverage ratio of 1.50 to 1.

NOTE 5 — STOCK OPTIONS

In December 2001, the Board of Directors approved the issuance of non-qualified stock options for 2,045 shares of Series C convertible preferred stock with a total exercise price of $204,500. Each share of Series C convertible preferred stock may be converted into 24 shares of equity stock at the option of the holder.

NOTE 6 — INCOME TAXES

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

Income tax benefit amounts shown for the periods presented resulted from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

NOTE 7 — PATRONAGE BUSINESS

The Company’s business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income and any income taxes assessed on non-member business. Net income allocable to patronage business totaled $4,381,000 for the six months ended January 31, 2002, compared to a net loss allocable to patronage business of $2,720,000 for the six months ended January 31, 2001.

NOTE 8 — EARNINGS (LOSS) PER SHARE

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

NOTE 9 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $7,612,000 at January 31, 2002. The Company also has a commitment to pay $1.0 million under a long-term customer marketing agreement by December 31, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s 2001 Form 10-K under “Risk Factors”, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

Dakota Growers Pasta Company reported net earnings of $4.3 million for the six months ended January 31, 2002, compared to the $2.9 million net loss incurred for the six months ended January 31, 2001.

Increases in sales volumes and per unit prices combined with various cost cutting measures contributed to the increase in profitability. The Company realized volume and pricing gains in the foodservice and retail markets during the six months ended January 31, 2002 when compared to the corresponding period of the prior year. Though pricing within the dry pasta industry remains highly competitive, industry changes within the past six months have expanded opportunities for co-pack arrangements, which involve the sale of dry pasta products to other pasta manufacturers. The Company continues to explore opportunities in the co-pack area. Cost efficiencies have been realized from the closure of the Minneapolis factory in conjunction with the completion of the lasagna line in New Hope. The Company has also realized savings in the first half of fiscal 2002 by reducing its labor force where necessary to match product demand levels.

The Company formed three wholly owned subsidiaries in January 2002. On February 1, 2002, Dakota Growers Restructuring Company, Inc, one of the wholly owned subsidiaries created by the Company, filed a Registration Statement on Form S-4 with the United States Securities and Exchange Commission. The S-4 describes the proposed conversion of the Company from a North Dakota cooperative into a North Dakota corporation. Subject to the approval of the members of the Company, the proposed conversion will be effected by a series of mergers, via the newly created wholly owned subsidiaries, as described within the S-4.  If the proposed conversion is completed, the Company’s wholly owned subsidiary, Dakota Growers Restructuring Company, Inc., would be the surviving entity, conducting the Company’s on-going business.  Upon completion of the conversion, the surviving entity would adopt the name Dakota Growers Pasta Company, Inc. Please see the aforementioned Form S-4 for more information regarding the proposed transaction.

Results of Operations

Comparison of the Three Months Ended January 31, 2002 and 2001

Net Revenues.  Net revenues increased $5.4 million, or 17.0%, to $37.0 million for the quarter ended January 31, 2002, compared to $31.6 million for the quarter ended January 31, 2001. The increase was primarily due to higher pasta and semolina sales volumes.

Revenues from the retail market increased $2.3 million, or 11.7%, mainly as a result of a 12.6% increase in sales volumes. Foodservice revenues increased $1.5 million, or 23.6%, primarily due to volume growth driven by expansions and acquisitions by our customers. Ingredient revenues decreased $0.5 million, or 14.8%, mainly as a result of a 16.8% decrease in sales volumes. The ingredient sales volume decline primarily resulted from the loss of one customer in this market due to competitive pricing issues.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales were up $2.1 million from the prior year primarily as a result of increased semolina sales volumes.

Cost of Product Sold. Cost of product sold increased $2.0 million, or 6.7%, to $32.2 million for the quarter ended January 31, 2002. The increase resulted mainly from revenue growth offset by lower conversion costs due to labor reductions and other cost cutting initiatives. Gross margin as a percentage of net revenues increased from 5.1% to 13.5% as a result of these factors.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses for the quarter ended January 31, 2002 decreased by $88,000, or 3.6%, from the quarter ended January 31, 2001. MG&A expenses as a percentage of net revenues decreased from 7.8% to 6.4%.

Interest Expense. Interest expense for the three months ended January 31, 2002, was $1.0 million, relatively unchanged from the corresponding period of the prior year.

Income Taxes. The Company has recorded an income tax benefit of $79,000 and $80,000 for the quarters ended January 31, 2002 and 2001, respectively, relating to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income. Net income for the three months ended January 31, 2002 totaled $1.7 million compared to the $1.8 million net loss incurred for the three months ended January 31, 2001. The $3.5 million increase in net earnings resulted from increases in sales volumes combined with cost reductions as noted above.

Comparison of the Six Months Ended January 31, 2002 and 2001

Net Revenues. Net revenues increased $9.7 million, or 14.9%, to $74.6 million for the six months ended January 31, 2002, from $64.9 million for the six months ended January 31, 2001. Higher sales volumes as well as higher per unit selling prices contributed to the increase over the corresponding period of the prior year as pasta sales volumes increased 7.4% while pasta per unit selling prices increased 3.5%. Higher semolina sales volumes also contributed to the revenue increase.

Revenues from the retail market increased $4.5 million, or 11.2%, as a result of an 8.3% increase in sales volumes combined with a 2.9% increase in per unit selling prices. Foodservice revenues increased $3.7 million, or 28.5%, primarily due to volume growth of 25.5% driven by expansions and acquisitions by our customers. Ingredient revenues decreased $1.4 million, or 18.8%, mainly as a result of a 19.7% decrease in sales volumes. The ingredient sales volume decline primarily resulted from the loss of one customer in this market due to competitive pricing issues.

Revenues from semolina and by-product sales for the six months ended January 31, 2002 were up $2.8 million from the prior year as a result of increases in both sales volumes and per unit selling prices.

Cost of Product Sold. Cost of product sold for the six months ended January 31, 2002 totaled $63.7 million; an increase of 4.4% compared to the $61.0 million reported for the six months ended January 31, 2001. The $2.7 million increase resulted mainly from revenue growth offset by lower conversion costs due to labor reductions and other cost cutting and efficiency initiatives. Gross margin as a percentage of net revenues increased from 6.1% to 14.6% as a result of these factors.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased by $261,000, or 5.2%, to $4.8 million for the six months ended January 31, 2002, from $5.1 million for the six months ended January 31, 2001. MG&A expenses as a percentage of net revenues decreased from 7.8% to 6.5%.

Interest Expense. Interest expense for the six months ended January 31, 2002, was $2.1 million, essentially unchanged from the six months ended January 31, 2001.

Income Taxes. The Company has recorded an income tax benefit of $159,000 for each of the six month periods ending January 31, 2002 and 2001, relating to the reduction in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income.  Net income for the six months ended January 31, 2002 was $4.3 million compared to the $2.9 million net loss incurred for the six months ended January 31, 2001. The $7.2 million increase in net earnings resulted from improved gross margins from increased sales prices and volumes combined with cost reductions as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, short-term borrowings under our credit facility, and outside debt financing. Working capital as of January 31, 2002 and July 31, 2001 was $14.4 million.

On February 15, 2002, the Company secured a $19 million revolving credit facility with CoBank covering the period from March 1, 2002 through February 25, 2003. The revolving line has a variable interest rate not to exceed CoBank’s National Variable Rate plus 1% and is secured by property, equipment, and current assets of the Company. The balance outstanding under the Company’s previous line of credit agreements totaled $3.5 million and $8.1 million as of January 31, 2002 and July 31, 2001, respectively.

The Company’s long-term financing is provided through various secured term loans and secured notes from both the Bank and certain institutional investors. Variable interest rates on term and seasonal loans are based on the lender’s cost of funds. Debt service requirements will be increasing beginning in fiscal year 2003 in relation to previous years as minimum principal payments due on long-term debt total $9.3 million for fiscal 2003, $10.0 million for fiscal 2004 and $7.2 million for fiscal 2005. The first principal payment on the institutional senior secured notes totaling $3,571,000 is due August 1, 2002.

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2002 and the date of this filing. On January 24, 2002, the Company and CoBank entered into an amendment of the Master Loan Agreement, which requires the Company to maintain a debt service coverage ratio, measured at the end of each fiscal year, of 1.25 to 1. The Company had previously been required to maintain a debt service coverage ratio of 1.50 to 1.

The Company is currently exploring a possible sale/leaseback transaction for certain pasta production equipment. If such a transaction is consummated, we estimate, based on current discussions, to generate $4 million to $5 million in funds, which we would anticipate using to secure and expand the Company’s sales efforts.

Net cash provided by operations totaled $6.4 million for the six months ended January 31, 2002, compared to net cash used in operating activities totaling $2.9 for the six months ended January 31, 2001. The increase in net cash provided by operations was primarily due to an increase in net income and a decrease in payments made under long-term marketing agreements.

Net cash used in investing activities relates primarily to the construction and installation of milling and pasta equipment and payments made for package design costs. Net cash used in financing activities totaled $0.4 million and $2.6 million for the six months ended January 31, 2002 and 2001, respectively. A majority of the pasta equipment expenditures for the six months ended January 31, 2001 related to the installation of a lasagna line at the New Hope, Minnesota plant. The lasagna line was completed and became operational in February 2001.

Net cash used in financing activities totaled $6.0 million for the six months ended January 31, 2002 mainly related to payments made on our credit facility and long-term debt. Net cash from financing activities totaled $3.7 million for the six months ended January 31, 2001, mainly from borrowings on the credit facility offset by payments for long-term debt service and patronage distributions. The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000.

The Company has current commitments for $7.6 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total approximately $2.0 million in fiscal year 2002. These expenditures are primarily for pasta line upgrades and cost reduction projects. Commitments for monthly operating lease payments for technology and other assets total $0.6 million, of which $0.4 million is due within one year. The Company also has a commitment to pay $1.0 million under a long-term customer marketing agreement by December 31, 2002. We expect to fund these commitments through cash from operations and borrowings under our credit facility.

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

PART II — OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Mr. Allyn K. Hart, Mr. Michael E. Warner, and Mr. Curtis R. Trulson were re-elected to their positions as members of the Company’s Board of Directors at Annual District Meetings held in December 2001.

The terms of office of the remaining members of the Board of Directors continue for the terms for which they were elected in prior years as follows: Mr. John S. Dalrymple III, Mr. James F. Link, and Mr. John D. Rice Jr. — one year remaining; Mr. Jeffrey O. Topp, Mr. Eugene J. Nicholas, and Mr. Roger A. Kenner — two years remaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1                           Statused Revolving Credit Supplement dated February 15, 2002 between the Company and CoBank.

10.2                           Amendment to Loan Agreement dated January 24, 2002 between the Company and CoBank.

*10.3                    First Amendment: Five-Year Contract Extension between the Company and U.S. Foodservice dated December 20, 2001.

* - Portions of this exhibit have been deleted from the publicly filed document and have been filed separately with the Commission pursuant to a request for confidential treatment.

Reports on Form 8-K

The Company filed a Form 8-K on February 11, 2002 announcing that on February 1, 2002, Dakota Growers Restructuring Company, Inc, a wholly owned subsidiary of Dakota Growers Pasta Company (the “Company”), filed a Registration Statement on Form S-4 with the United States Securities and Exchange Commission. The S-4 describes the proposed conversion of the Company from a North Dakota cooperative into a North Dakota corporation. Subject to the approval of the members of the Company, the proposed conversion will be effected by a series of mergers as described within the S-4.  If the proposed conversion is completed, the Company’s wholly owned subsidiary, Dakota Growers Restructuring Company, Inc., would be the surviving entity, conducting the Company’s on-going business.  Upon completion of the conversion, the surviving entity would adopt the name Dakota Growers Pasta Company, Inc.

The Company filed a Form 8-K/A on February 28, 2002, which included the Plan of Merger between Dakota Growers Pasta Company and Dakota Growers Pasta Restructuring Cooperative, the Transaction Agreement, Articles of Incorporation of Dakota Growers Restructuring Company, Inc. and Bylaws of Dakota Growers Restructuring Company, Inc. related to the proposed conversion noted above.

The Company filed a Form 8-K on February 28, 2002 announcing that on February 27, 2002, pursuant to Rule 425 under the Securities Act of 1933, Dakota Growers Pasta Company (“Company”) filed with the Securities and Exchange Commission a letter from Thomas Friezen, the Chief Financial Officer of the Company, to Pam Muslin at Farmers Union. The Letter to Farmers Union filed under Rule 425 of the Securities Act of 1933 was included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY

By:	/s/ Timothy J. Dodd
Timothy J. Dodd,
PRESIDENT AND GENERAL MANAGER,
AND PRINCIPAL EXECUTIVE OFFICER

Dated: March 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	General Manager
Timothy J. Dodd	(Principal Executive Officer)	March 14, 2002

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	March 14, 2002

/s/ Edward O. Irion	Vice President - Finance
Edward O. Irion	(Principal Accounting Officer)	March 14, 2002