Form 10-Q
period 2002-04-30
DAKOTA GROWERS PASTA CO
filed 2002-06-14
CIK 1004154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

The number of shares outstanding of the Registrant’s classes of common stock were 1,147 shares of membership stock, par value $125.00, and 11,275,297 shares of equity stock, par value $2.50, as of June 12, 2002.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	April 30, 2002	July 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$940	$3

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $678 and $610, respectively	12,532	11,560

Other receivables	389	1,138

Inventories	22,263	21,050

Prepaid expenses	2,213	1,602

Total current assets	40,311	37,327

PROPERTY AND EQUIPMENT
In service	106,466	114,984
Construction in process	150	108
	106,616	115,092
Less accumulated depreciation	(34,206)	(33,367)

Net property and equipment	72,410	81,725

INVESTMENT IN COOPERATIVE BANKS	2,350	2,211

INTANGIBLE ASSETS	723	—

OTHER ASSETS	7,457	7,395

	$123,251	$128,658

(continued on next page)

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	April 30, 2002	July 31, 2001
	(Unaudited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Notes payable	$—	$8,100
Current portion of long-term debt	8,651	2,657
Accounts payable	4,932	4,400
Excess outstanding checks over cash on deposit	—	1,072
Accrued grower payments	—	969
Accrued liabilities	5,409	5,709

Total current liabilities	18,992	22,907

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	39,584	47,594
DEFERRED INCOME TAXES	3,571	3,777
OTHER LIABILITIES	251	—

Total liabilities	62,398	74,278

REDEEMABLE PREFERRED STOCK
Series A, 6% non-cumulative, $100 par value, 800 shares authorized, 500 and 600 shares issued and outstanding as of April 30, 2002 and July 31, 2001, respectively	50	60
Series B, 2% non-cumulative, $100 par value, 2,700 shares authorized, 525 shares issued and outstanding	53	53

Total redeemable preferred stock	103	113

MEMBERS’ INVESTMENT
Convertible preferred stock
Series C, 6% non-cumulative, $100 par value, 15,000 shares authorized, 924 shares issued and outstanding as of July 31, 2001	—	92
Membership stock, $125 par value, 2,000 shares authorized, 1,147 and 1,156 shares issued and outstanding as of April 30, 2002 and July 31, 2001, respectively	143	144
Equity stock, $2.50 par value, 25,000,000 shares authorized, 11,275,297 and 11,253,121 shares issued and outstanding as of April 30, 2002 and July 31, 2001, respectively	28,188	28,133
Additional paid-in capital	22,913	22,876
Accumulated allocated earnings	9,182	4,596
Accumulated unallocated earnings (deficit)	324	(1,574)

Total members’ investment	60,750	54,267

Total liabilities and members’ investment	$123,251	$128,658

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended April 30,
	2002	2001
Net revenues (net of discounts and allowances of $4,247 and $4,072, respectively)	$37,668	$34,100

Cost of product sold	32,014	32,122

Gross proceeds	5,654	1,978

Marketing, general and administrative expenses	2,474	2,258

Operating proceeds (loss)	3,180	(280)

Other income (expense)
Interest income and other income (expense)	(49)	89
Gain on sale of property, equipment and other assets	4	—
Interest expense, net	(755)	(901)

Income (loss) before income taxes	2,380	(1,092)

Income tax expense (benefit)	176	(80)

Net income (loss) from patronage and non-patronage business	2,204	(1,012)
Dividends on preferred stock	1	1

Net earnings (loss) from patronage and non-patronage business available for members	$2,203	$(1,013)

Average equity shares outstanding	11,275	11,253

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding

Basic	$0.20	$(0.09)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended April 30,
	2002	2001
Net revenues (net of discounts and allowances of $12,498 and $13,473, respectively)	$112,234	$99,015

Cost of product sold	95,679	93,079

Gross proceeds	16,555	5,936

Marketing, general and administrative expenses	7,285	7,329

Operating proceeds (loss)	9,270	(1,393)

Other income (expense)
Interest and other income	129	274
Gain on sale of property, equipment and other assets	6	—
Interest expense, net	(2,895)	(3,016)

Income (loss) before income taxes	6,510	(4,135)

Income tax expense (benefit)	17	(239)

Net income (loss) from patronage and non-patronage business	6,493	(3,896)
Dividends on preferred stock	9	14

Net earnings (loss) from patronage and non-patronage business available for members	$6,484	$(3,910)

Average equity shares outstanding	11,275	11,253

Net earnings (loss) from patronage and non-patronage business per average equity share outstanding

Basic	$0.58	$(0.35)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended April 30,
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$6,493	$(3,896)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	6,645	6,625
Undistributed patronage capital from cooperatives	(139)	(204)
Gain on sale of property, equipment and other assets	(6)	—
Deferred income taxes	(206)	(239)
Payments for long-term prepaid marketing costs	(2,250)	(5,038)
Changes in assets and liabilities:
Trade receivables	(972)	290
Other receivables	749	(33)
Inventories	(1,213)	(628)
Prepaid expenses	149	59
Other assets	47	—
Accounts payable	532	1,412
Excess outstanding checks over cash deposits	(1,072)	1,906
Grower payables	(969)	(989)
Other accrued liabilities	(300)	(108)

NET CASH FROM (USED IN) OPERATING ACTIVITIES	7,488	(843)

INVESTING ACTIVITIES
Purchases of property and equipment	(446)	(3,886)
Proceeds from sale of property, equipment and other assets	5,053	—
Purchase of intangible assets	(735)	—
Payments for package design costs	(287)	(259)

NET CASH FROM (USED IN) INVESTING ACTIVITIES	3,585	(4,145)

FINANCING ACTIVITIES
Net change in short-term debt	(8,100)	12,165
Payments on long-term debt	(2,016)	(4,412)
Preferred stock retirements	(10)	(10)
Dividends paid on preferred stock	(9)	(14)
Memberships issued	1	—
Memberships retired	(2)	—
Patronage distributions	—	(4,466)

NET CASH FROM (USED IN) FINANCING ACTIVITIES	(10,136)	3,263

(continued on next page)

DAKOTA GROWERS PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended April 30,
	2002	2001
NET CHANGE IN CASH AND CASH EQUIVALENTS	937	(1,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	1,725

CASH AND CASH EQUIVALENTS, END OF PERIOD	$940	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$3,348	$3,816

Income taxes	$10	$9

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

The Company formed three wholly owned subsidiaries in January 2002. Dakota Growers Restructuring Company, Inc, one of the wholly owned subsidiaries created by the Company, filed a Registration Statement on Form S-4 (File No. 333-81946) with the United States Securities and Exchange Commission. The Form S-4 describes the proposed conversion of the Company from a North Dakota cooperative into a North Dakota corporation. The members of the Cooperative approved the proposed conversion on May 23, 2002. The conversion will be effected by a series of mergers, via the newly created wholly owned subsidiaries, as described within the S-4.  When the conversion is completed, the Company’s wholly owned subsidiary, Dakota Growers Restructuring Company, Inc., will be the surviving entity, conducting the Company’s on-going business.  Upon completion of the conversion, the surviving entity would adopt the name Dakota Growers Pasta Company, Inc. Please see the aforementioned Form S-4 for more information regarding the conversion.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2001. The information contained in the balance sheet as of July 31, 2001 was derived from the Company’s audited annual report for fiscal 2001. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

NOTE 3 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2002 include raw materials of $5,271,000 and finished goods of $16,992,000. Inventories at July 31, 2001 include raw materials of $5,710,000 and finished goods of $15,340,000.

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — INTANGIBLE ASSETS

The Company acquired certain intangible assets for $735,000 during the third quarter of fiscal year 2002. Such intangibles consisted mainly of customer-based intangibles and covenants not to compete. The intangible assets are being amortized on a straight-line basis over their five-year estimated useful life. Amortization expense for the three months ended April 30, 2002 totaled $12,000. Details relative to intangible assets are as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net

Customer-based intangibles	$405	$7	$398
Covenants not to compete	330	5	325

	$735	$12	$723

The estimated amortization expense for each of the fiscal years ending July 31 is as follows (in thousands):

2002	$49
2003	147
2004	147
2005	147
2006	147
Thereafter	98

$735

NOTE 5 — LOAN AGREEMENTS

On February 15, 2002, the Company secured a $19 million revolving credit facility with CoBank covering the period from March 1, 2002 through February 25, 2003. The revolving line has a variable interest rate not to exceed CoBank’s National Variable Rate plus 1% and is secured by property, equipment, and current assets of the Company. There was no balance outstanding on the revolving line as of April 30, 2002. The balance outstanding under the Company’s previous line of credit agreement totaled $8.1 million as of July 31, 2001.

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2002. On January 24, 2002, the Company and CoBank entered into an amendment of the Master Loan Agreement, which requires the Company to maintain a debt service coverage ratio, measured at the end of each fiscal year, of 1.25 to 1. The Company had previously been required to maintain a debt service coverage ratio of 1.50 to 1.

NOTE 6 — STOCK OPTIONS

In December 2001, the Board of Directors approved the issuance of non-qualified stock options for 2,045 shares of Series C convertible preferred stock with a total exercise price of $204,500. Each share of Series C convertible preferred stock may be converted into 24 shares of equity stock at the option of the holder. The above options were unexercised as of April 30, 2002 and are scheduled to expire on December 1, 2011, ten years after the grant date.

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — INCOME TAXES

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

Income tax expense recorded for the three and nine month periods ended April 30, 2002 represent current income taxes on non-patronage business offset by reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment. Income tax benefit amounts shown for the three and nine months ended April 30, 2001 resulted from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Upon completion of the conversion from a cooperative to a corporation as described in Note 1, the surviving North Dakota corporation will record deferred tax assets and liabilities for the tax effects of any temporary timing differences existing between income tax and financial reporting on the date of the change. Prior to the conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company anticipates recording a nonrecurring, non-cash income tax charge of approximately $6.5 million.

NOTE 8 — PATRONAGE BUSINESS

The Company’s business is conducted on a cooperative basis. The Company calculates income from patronage sources based on income derived from bushels of durum delivered by members. Non-patronage income is derived from the sale of pasta manufactured from non-member durum or purchased from non-members, the resale of semolina purchased from non-members, certain amounts of interest income and any income taxes assessed on non-member business. Net income allocable to patronage business totaled $6,137,000 for the nine months ended April 30, 2002, compared to a net loss allocable to patronage business of $3,539,000 for the nine months ended April 30, 2001.

NOTE 9 — EARNINGS (LOSS) PER SHARE

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

DAKOTA GROWERS PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — SALE/LEASEBACK

The Company entered into a sale/leaseback transaction effective March 29, 2002, for certain pasta production equipment. Proceeds from the sale totaled $5 million. The lease, which is classified as operating, sets forth an initial term of five years and calls for lease payments of $72,000 per month. At the end of the initial lease term, the Company may renew the lease at fair rental value, terminate the lease and surrender the equipment with the payment of a 10% of equipment cost remarketing fee, or purchase the equipment for $1,750,000.  The Company realized a gain on the sale of $255,000, which was deferred and will be amortized in proportion to the gross rentals charged to expense over the five-year lease term. Minimum rentals required under the lease for the fiscal years ending July 31 are as follows (in thousands):

2002	$288
2003	863
2004	863
2005	863
2006	863
Thereafter	576

$4,316

NOTE 11 — PATRONAGE ALLOCATION

In April 2002, the Board of Directors voted to allocate, on a non-qualified basis, the net patronage earnings for the eight months ended March 31, 2002 offset by the patronage net loss for fiscal year 2001, with the effectiveness of such non-qualified allocation being contingent upon the Cooperative’s members approving the conversion to a corporation (see Note 1). The non-qualified patronage allocation totaled $4,586,000.

NOTE 12 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $6,932,000 at April 30, 2002. These contracts are set price contracts to deliver to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company entered into a co-packing agreement with New World Pasta Company on April 30, 2002, which includes co-pack product volume and pricing commitments. The Company also has a commitment to pay $1.0 million under a long-term customer marketing agreement by December 31, 2002.

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

Summary

Dakota Growers Pasta Company is the third largest producer of dry pasta products in North America.  The pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of foodservice and ingredient sales. We participate in each of the retail, foodservice and ingredient markets. The Company has two production plants located in Carrington, North Dakota and New Hope, Minnesota.

Dakota Growers Pasta Company reported net earnings of $2.2 million for the three months ended April 30, 2002, compared to the $1.0 million net loss incurred for the same period in the prior year. Net earnings for the nine months ended April 30, 2002 were $6.5 million, a $10.4 million increase over the $3.9 million net loss incurred for the nine months ended April 30, 2001. Dakota Grower’s improved performance resulted from revenue growth combined with operational improvements, which reduced operating costs and increased supply chain efficiencies. The increase in revenues was driven primarily by volume growth in the foodservice and retail markets.

The Company formed three wholly owned subsidiaries in January 2002. Dakota Growers Restructuring Company, Inc, one of the wholly owned subsidiaries created by the Company, filed a Registration Statement on Form S-4 (File No. 333-81946) with the United States Securities and Exchange Commission. The Form S-4 describes the proposed conversion of the Company from a North Dakota cooperative into a North Dakota corporation. The members of the Cooperative approved the proposed conversion on May 23, 2002. The conversion will be effected by a series of mergers, via the newly created wholly owned subsidiaries, as described within the S-4.  When the conversion is completed, the Company’s wholly owned subsidiary, Dakota Growers Restructuring Company, Inc., will be the surviving entity, conducting the Company’s on-going business.  Upon completion of the conversion, the surviving entity would adopt the name Dakota Growers Pasta Company, Inc. Please see the aforementioned Form S-4 for more information regarding the conversion.

Results of Operations

Comparison of the Three Months Ended April 30, 2002 and 2001

Net Revenues.  Net revenues totaled $37.7 million for the three months ended April 30, 2002; an increase of $3.6 million, or 10.5%, compared to the $34.1 million for the three months ended April 30, 2001. The increase was primarily due to higher sales volumes.

Revenues from the retail market increased $1.5 million, or 7.1%, as a result of an 8.7% increase in sales volumes offset slightly by lower per unit selling prices. Foodservice revenues increased $0.8 million, or 10.5%, primarily due to volume growth driven by expansions and acquisitions by our customers. Ingredient revenues decreased $0.2 million, or 4.0%, mainly as a result of a 4.3% decrease in sales volumes.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales increased $1.5 million for the three months ended April 30, 2002, when compared to the same period of the prior year. The increase primarily resulted from higher sales volumes.

Cost of Product Sold. Cost of product sold decreased $0.1 million, or 0.3%, to $32.0 million for the three months ended April 30, 2002, compared to $32.1 million for the three months ended April 30, 2001. The decrease resulted from lower conversion costs, due to operational improvements, and logistics savings offset by revenue growth. Gross margin as a percentage of net revenues increased from 5.8% to 15.0% as a result of these factors.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses for the quarter ended April 30, 2002 increased $0.2 million, or 9.6%, from the quarter ended April 30, 2001. The increase resulted primarily from costs associated with the conversion to a corporation. MG&A expenses as a percentage of net revenues were unchanged at 6.6%.

Interest Expense. Interest expense for the three months ended April 30, 2002, was $0.8 million, down slightly from the corresponding period of the prior year primarily due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $228,000 and $248,000 have been netted against interest expense for the three months ended April 30, 2002 and 2001, respectively.

Income Taxes. Income tax expense for the three months ended April 30, 2002, totaling $176,000 represents current income taxes on non-patronage business offset by reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment. The income tax benefit of $80,000 for the three months ended April 30, 2001 resulted from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income. Net income for the three months ended April 30, 2002 totaled $2.2 million compared to the $1.0 million net loss incurred for the three months ended April 30, 2001. The $3.2 million increase in net income resulted primarily from increased sales volumes combined with cost reductions as noted above.

Comparison of the Nine Months Ended April 30, 2002 and 2001

Net Revenues. Net revenues increased $13.2 million, or 13.4%, to $112.2 million for the nine months ended April 30, 2002, from $99.0 million for the nine months ended April 30, 2001. The increase for the nine-month period ended April 30, 2002 was primarily due to higher pasta sales volumes, which were up 7.3% combined with an increase in pasta per unit selling prices of 2.2%. Higher mill semolina and by-product sales volumes also contributed to the revenue increase.

Revenues from the retail market increased $6.1 million, or 10.0%, as a result of an 8.4% increase in sales volumes combined with a small increase in per unit selling prices. Foodservice revenues increased $4.4 million, or 21.5%, primarily due to volume growth of 20.2% driven by expansions and acquisitions by our customers. Ingredient revenues decreased $1.6 million, or 13.7%, mainly as a result of a 14.4% decrease in sales volumes. The ingredient sales volume decline primarily resulted from the loss of one customer in this market due to competitive pricing issues.

Revenues from semolina and by-product sales increased $4.3 million for the nine months ended April 30, 2002, when compared to the same period of the prior year. The increase primarily resulted from higher sales volumes.

Cost of Product Sold. Cost of product sold for the nine months ended April 30, 2002 totaled $95.7 million; an increase of 2.8% compared to the $93.1 million reported for the nine months ended April 30, 2001. The $2.6 million increase resulted mainly from revenue growth offset by lower conversion costs, due to operational improvements, and logistics savings. Gross margin as a percentage of net revenues increased from 6.0% to 14.8% as a result of these factors.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses for the nine months ended April 30, 2002 totaled $7.3 million, essentially unchanged from the nine months ended April 30, 2001. MG&A expenses as a percentage of net revenues decreased from 7.4% to 6.5%.

Interest Expense. Interest expense for the nine months ended April 30, 2002, was $2.9 million, down slightly from the corresponding period of the prior year primarily due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $228,000 and $248,000 have been netted against interest expense for the nine months ended April 30, 2002 and 2001, respectively.

Income Taxes. Income tax expense for the nine months ended April 30, 2002, totaling $17,000 represents current income taxes on non-patronage business offset by reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment. The income tax benefit of $239,000 for the nine months ended April 30, 2001 resulted from reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income.  Net income for the nine months ended April 30, 2002 was $6.5 million compared to the $3.9 million net loss incurred for the nine months ended April 30, 2001. The $10.4 million increase in net income resulted primarily from higher sales volumes combined with increased gross margins due to cost reductions as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and cash equivalents totaled $940,000 as of April 30, 2002. Working capital as of April 30, 2002 totaled $21.3 million.

On February 15, 2002, the Company secured a $19 million revolving credit facility with CoBank covering the period from March 1, 2002 through February 25, 2003. The revolving line has a variable interest rate not to exceed CoBank’s National Variable Rate plus 1% and is secured by property, equipment, and current assets of the Company. There was no balance outstanding on the revolving line as of April 30, 2002. The balance outstanding under the Company’s previous line of credit agreement totaled $8.1 million as of July 31, 2001.

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

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2002 and the date of this filing. On January 24, 2002, the Company and CoBank entered into an amendment of the Master Loan Agreement, which requires the Company to maintain a debt service coverage ratio, measured at the end of each fiscal year, of 1.25 to 1. The Company had previously been required to maintain a debt service coverage ratio of 1.50 to 1.

Net cash provided by operating activities totaled $7.5 million for the nine months ended April 30, 2002, compared to net cash used in operating activities totaling $0.8 for the nine months ended April 30, 2001. The increase in net cash provided by operations was primarily due to an increase in net income and a decrease in payments made under long-term marketing agreements.

Net cash from investing activities totaled $3.6 million for the nine months ended April 30, 2002, and resulted primarily from proceeds received on the sale of certain pasta production equipment under a sale/leaseback transaction, offset by payments made for milling and pasta equipment, intangible assets and package design costs.

 Net cash used in investing activities totaled $4.1 million for the nine months ended April 30, 2001. A majority of the pasta equipment expenditures for the nine months ended April 30, 2001 related to the installation of a lasagna line at the New Hope, Minnesota plant. The lasagna line was completed and became operational in February 2001.

Net cash used in financing activities totaled $10.1 million for the nine months ended April 30, 2002, mainly related to payments made on our credit facility and long-term debt. Net cash from financing activities totaled $3.3 million for the nine months ended April 30, 2001; mainly from borrowings on the credit facility offset by payments for long-term debt service and patronage distributions. The Board of Directors authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000.

In April 2002, the Board of Directors voted to allocate, on a non-qualified basis, the net patronage earnings for the eight months ended March 31, 2002 offset by the patronage net loss for fiscal year 2001, with the effectiveness of such non-qualified allocation being contingent upon the Cooperative’s members approving the conversion to a corporation (the members of the Cooperative approved the conversion to a corporation on May 23, 2002). The non-qualified patronage allocation totaled $4,586,000.

The Company has current commitments for $6.9 million in raw material purchases, primarily durum purchase commitments from its members. The Company anticipates capital expenditures to total approximately $2.0 million in fiscal year 2002. These expenditures are primarily for pasta line upgrades and cost reduction projects. The Company also has a commitment to pay $1.0 million under a long-term customer marketing agreement by December 31, 2002. The Company completed a sale/leaseback transaction for certain pasta production equipment on March 29, 2002. That transaction generated $5 million in available funds, which we anticipate using to secure and expand the Company’s sales efforts. Commitments under this lease as of April 30, 2002 totaled $4.2 million of which $0.9 million is due within one year. Commitments for all monthly operating lease payments totaled $4.9 million, of which $1.2 million is due within one year. The Company entered into a co-packing agreement with New World Pasta Company on April 30, 2002, which includes co-pack product volume and pricing commitments.

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

PART II — OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting was held on May 23, 2002 to vote upon the proposed conversion of Dakota Growers Pasta Company from a cooperative into a North Dakota corporation. The Company’s members approved the proposal by a vote of 693 in favor and 146 opposed.

In conjunction with the approval of the conversion of Dakota Growers Pasta Company (sometimes referred to as “the North Dakota cooperative” herein) from a cooperative to a North Dakota corporation, the members approved and ratified:

•      A Second Amended and Restated Plan of Merger (the “Plan of Merger”) by and between Dakota Growers Pasta Company, a North Dakota cooperative and Dakota Growers Pasta Restructuring Cooperative, a newly-formed Colorado cooperative.

•      The Second Amended and Restated Transaction Agreement (the “Transaction Agreement”), dated as of April 18, 2002, by and among the current North Dakota cooperative, the Colorado cooperative, Dakota Growers Corporation, a newly-formed Colorado corporation and Dakota Growers Restructuring Company, Inc., a newly-formed North Dakota corporation, but solely to the extent that the Transaction Agreement relates to the proposed merger described in the Plan of Merger specified above.

•      An amendment to the current “Growers Agreement” adopted by the Board of Directors, the effect of which is to terminate the Growers Agreement upon the approval and consummation of any merger transaction (or series of transactions) in which the North Dakota cooperative is not the surviving entity and in which the surviving entity’s governing documents do not require the delivery of durum wheat as a condition of ownership in such entity.

Dakota Growers Pasta Company formed three wholly-owned subsidiaries to effectuate the conversion: Dakota Growers Pasta Restructuring Cooperative, a Colorado cooperative, Dakota Growers Corporation, a Colorado corporation and Dakota Growers Restructuring Company, Inc., a North Dakota corporation. With the approval of the Plan of Merger between the North Dakota cooperative and the Colorado cooperative, immediately after the consummation of the merger and without further action by members of the North Dakota cooperative, the Colorado cooperative will merge with and into the Colorado corporation and, immediately thereafter, the Colorado corporation will merge with and into the North Dakota corporation.

As a result of the mergers:

•      The North Dakota corporation will be the surviving entity.

•      Members of the North Dakota cooperative will become shareholders of the North Dakota corporation and receive:

•      twenty-five shares of Common Stock of the North Dakota corporation for each share of the North Dakota cooperative’s Membership Stock they hold as of the effective date of the merger;

•      a number of shares of common stock, $.01 par value per share (the “Common Stock”), of the North Dakota corporation equal to the number of shares of the North Dakota cooperative’s Equity Stock they hold as of the effective date of the merger;

•      a number of shares of Series D Delivery Preferred Stock, $.01 par value per share, of the North Dakota corporation equal to the number of shares of the North Dakota cooperative’s Equity Stock they hold as of the effective date of the merger;

•      holders of Non-Qualified Written Notices of Allocation (a form of members’ equity that represents patronage income that was allocated among the members of the cooperative as non-cash patronage dividends) will receive one share of Common Stock of the North Dakota corporation for every $7.36 of Non-Qualified Written Notices of Allocation held in their name in the records of the North Dakota cooperative;

•      to the extent that they hold Series A 6% Redeemable Non-Cumulative Preferred Stock or Series B 2% Redeemable Non-Cumulative Preferred Stock of the North Dakota cooperative as of the effective date of the merger, an equal number of shares of Series A 6% Redeemable Cumulative Preferred Stock, $100 par value per share, or Series B 2% Redeemable Non-Cumulative Preferred Stock, $100 par value per share, as applicable, of the North Dakota corporation; and

•      holders of options to purchase Series C 6% Convertible Non-Cumulative Preferred Stock of the North Dakota cooperative as of the effective date of the merger will receive options to purchase a like number of Series C 6% Convertible Non-Cumulative Preferred Stock of the North Dakota corporation.

For more information regarding the conversion from a North Dakota cooperative to a North Dakota corporation please refer to the Registration Statement on Form S-4 (File No. 333-81946) filed with the United States Securities and Exchange Commission by Dakota Growers Restructuring Company, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1         Master Lease Agreement dated March 6, 2002 and related Schedule A dated March 29, 2002 between the Company and Farm Credit Leasing Services Corporation.

*10.2       Co-packing Agreement dated April 30, 2002 between the Company and New World Pasta Company.

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

The Company filed a Form 8-K on May 28, 2002, which included a press release issued by the Company on May 23, 2002, announcing that its members approved converting the Cooperative to a corporation, as well as its earnings for its third quarter ended April 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY

/s/ Timothy J. Dodd
By:

Timothy J. Dodd,
PRESIDENT AND GENERAL MANAGER,
AND PRINCIPAL EXECUTIVE OFFICER

Dated: June 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd
General Manager
Timothy J. Dodd	(Principal Executive	June 14, 2002
Officer)

/s/ Thomas P. Friezen
Chief Financial Officer
Thomas P. Friezen	(Principal Financial	June 14, 2002
Officer)

/s/ Edward O. Irion
Vice President - Finance
Edward O. Irion	(Principal Accounting	June 14, 2002
Officer)